Form 10-Q
period 1995-03-31
ALL AMERICAN COMMUNICATIONS INC
filed 1995-05-15
CIK 783265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 1995
                               -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _____________________


                        Commission File Number   0-14333


                       ALL AMERICAN COMMUNICATIONS, INC.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                                              95-3803222
          ----------------------------------                             -------------------
          (State of or other jurisdiction of                              (I.R.S. Employer
            incorporation or organization)                               Identification No.)


    2114 Pico Boulevard, Santa Monica, California                               90405
- - - - -----------------------------------------------------                    -------------------
      (Address of principal executive offices)                                (Zip Code)


Registrant's telephone number, including area code        (310) 450-3193
                                                    ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes     X          No ______
                                                   ----------

Number of shares of common stock, $.0001 par value outstanding as of May 9,
1995:            5,425,971
      -------------------------------

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS




                                                                               MARCH 31,                DECEMBER 31,
                                                                                 1995                      1994
                                                                               ---------                ------------
                                                                              (unaudited)                  (Note)
 Cash and cash equivalents                                                     $  3,920                   $  1,662
 Restricted cash                                                                  4,568                     10,246
 Trade receivables, less allowances of $2,446 and $3,855
      at March 31, 1995 and December 31, 1994, respectively                      57,209                     62,338

 Inventory of recorded music product, net                                         1,490                      1,423
 Advances to recording artists, net                                               2,286                      1,801
 Television program costs, less accumulated amortization of $119,779
      and $114,269 at March 31, 1995 and December 31, 1994,                      75,993                     68,437
      respectively
 Property and equipment, less accumulated depreciation and amortization           3,732                      3,772
 Goodwill, less accumulated amortization of $1,782 and $1,242 at
 March 31, 1995 and December 31, 1994, respectively                              51,005                     51,545
 Deferred income tax benefits                                                       883                        235
 Other                                                                            5,587                      6,548
                                                                               --------                   --------
 Total assets                                                                  $206,673                   $208,007
                                                                               ========                   ========



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         1995                 1994
                                                                                       ---------          ------------
                                                                                      (unaudited)            (Note)
 Liabilities:
    Accounts payable                                                                    $  4,526            $  6,826
    Accrued expenses                                                                      12,497              10,652
    Royalties payable                                                                      2,650               2,477

    Deferred revenues                                                                      1,799                 257
    Due to producers                                                                      28,536              27,278

    Participations payable                                                                17,261              17,091

    Notes payable                                                                        111,749             115,343
                                                                                        --------            --------
 Total liabilities                                                                       179,018             179,924
                                                                                        --------            --------
 Commitments and contingencies

 Stockholders' equity

      Preferred stock, authorized 5,000,000 shares                                            --                  --
      Common stock, voting, $.0001 par value, authorized
        20,000,000 shares, issued 5,455,971 in 1995 and
        1994 (including treasury shares)                                                       1                   1
      Common stock, Class B non-voting, $.0001 par value, authorized
        20,000,000 shares, issued 2,520,000 in 1995 and 1994                                  --                  --
      Additional paid-in capital                                                          28,751              28,751
      Common stock in treasury, at cost,
        30,000 shares in 1995 and 1994                                                      (135)               (135)
      Stock subscriptions receivable                                                        (125)               (153)
      Accumulated deficit                                                                 (1,204)               (309)
      Currency translation adjustment                                                        367                 (72)
                                                                                        --------            --------
      Total stockholders' equity                                                          27,655              28,083
                                                                                        --------            --------
      Total liabilities and stockholders' equity                                        $206,673            $208,007
                                                                                        ========            ========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                        1995                   1994
                                                                                      --------               --------
                                                                                               (unaudited)
 Revenues:
    Television                                                                        $33,944                 $16,098
    Recorded music                                                                      3,018                   3,904
                                                                                      -------                 -------
                                                                                       36,962                  20,002
                                                                                      -------                 -------
 Expenses:
    Television                                                                         28,049                  11,982
    Recorded music                                                                      1,864                   2,461
    Selling, general and administrative                                                 5,768                   4,429
    Goodwill amortization                                                                 540                      23
                                                                                      -------                 -------
                                                                                       36,221                  18,895
                                                                                      -------                 -------
 Operating income                                                                         741                   1,107

 Other income (expense):
    Interest income                                                                        21                      40
    Interest expense, net of amounts capitalized                                       (2,365)                 (1,101)
    Other                                                                                  60                       2
                                                                                      -------                 -------
                                                                                       (2,284)                 (1,059)

 Income (loss) before provision (benefit) for income taxes                             (1,543)                     48

 Provision (benefit) for income taxes                                                    (648)                     17
                                                                                      -------                 -------
    Net income (loss)                                                                 $  (895)                $    31
                                                                                      =======                 =======
    Net income (loss) per share                                                       $  (.11)                $   .01
                                                                                      =======                 =======
    Weighted average number of common shares and common share
      equivalents outstanding                                                       8,006,000               5,002,000
                                                                                    =========               =========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                1995                1994
                                                                              --------             -------
                                                                                        (unaudited)
 OPERATING ACTIVITIES
 Net income (loss)                                                            $   (895)            $    31
      Adjustments to reconcile net income (loss) to net cash (used)
         provided by operating activities:
      Depreciation and amortization of property, equipment and goodwill            661               1,117
      Amortization of television program costs                                   5,510               9,076
      Decrease in allowance for doubtful accounts                                 (116)               (220)
      Decrease in allowance for sales returns                                     (403)                (73)
      Decrease in makegoods reserve                                               (890)               (558)
      Changes in operating assets and liabilities:
           Restricted cash                                                         164                (112)
           Trade receivables, inventory and advances to recording artists        5,986               3,969
           Additions to television program costs                               (13,066)             (5,847)
           Deferred income tax benefit                                            (648)                 --
           Accounts payable, accrued expenses and royalties payable               (282)               (206)
           Due to producers and participations payable                           1,428              (1,179)
           Deferred revenues                                                     1,542                (748)
           Other assets                                                            961                 (87)
                                                                              --------             -------
 Net cash (used) provided by operating activities                                  (48)              5,163
                                                                              --------             -------
 INVESTING ACTIVITY
 Purchase of property and equipment net of book value of assets retired            (81)               (169)
                                                                              --------             -------
 Net cash used in investing activity                                               (81)               (169)
                                                                              --------             -------
 FINANCING ACTIVITIES
 Repurchase of redeemable warrants                                                  --                (250)
 Payments on stock subscriptions receivable                                         28                  30
 Proceeds from borrowings                                                       21,580                  --
 Repayments of borrowings                                                      (25,174)               (424)
 Restricted cash held for repayment of borrowings                                5,514                  --
                                                                              --------             -------
 Net cash provided (used) by financing activities                                1,948                (644)
                                                                              --------             -------
 Effect of exchange rate changes on cash                                           439                  --
                                                                              --------             -------
 Increase in cash                                                                2,258               4,350
 Cash and cash equivalents at beginning of period                                1,662               3,264
                                                                              --------             -------
 Cash and cash equivalents at end of period                                   $  3,920             $ 7,614
                                                                              ========             =======

 Supplemental disclosure of cash flow information:
           Cash paid during the period for:
              Interest                                                        $  1,355             $   195
                                                                              ========             =======
              Income taxes                                                    $    120             $    66
                                                                              ========             =======


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


1.       SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

         All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Productions, Inc., ("AAP"), Scotti Brothers Entertainment Industries, Inc. ("SBEI") and All American Fremantle International, Inc. ("AAFII") (and together with their respective wholly-owned subsidiaries collectively, the "Company" or "All American"), produce and/or distribute, market and promote television programs and recorded music product both domestically and internationally.

Acquisitions:

         On August 3, 1994, the Company acquired (the "Fremantle Acquisition") certain assets and securities and assumed certain liabilities of Fremantle International, Inc. ("Fremantle") through the Company's newly formed wholly-owned subsidiary, AAFII. The consideration for the Fremantle Acquisition consisted of 630,000 shares of the Company's Common Stock, 2,520,000 shares of nonvoting Class B Common Stock and $31,500,000 in cash funded by a term loan from Chemical Bank (See Note 2). The Company has accounted for the Fremantle Acquisition as a purchase and has allocated the purchase price based on the estimated fair value of assets and liabilities acquired. The total consideration of $52,527,000 (including expenses related to the acquisition of $1,027,000) exceeded the estimated fair value of net assets acquired by $50,267,000 (goodwill); such goodwill is being amortized over 25 years. Results of operations of AAFII have been included in the Company's results from August 3, 1994.

         The pro forma unaudited results from operations for the three months ended March 31, 1994 assuming consummation of the Fremantle Acquisition at January 1, 1994 follows:

                             THREE MONTHS ENDED
                               MARCH 31, 1994
                            --------------------
                            (in thousands except
                             per share amounts)
 Revenues                        $   39,931
 Operating income                $    3,237
 Net income                      $    1,621
 Earnings per share              $      .20

         The pro forma information presented above is prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at January 1, 1994, or of the results which may occur in the future.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements include the accounts of AAC and its subsidiaries. The accounts of Fremantle acquired by the Company on August 3, 1994 are included only from the date of purchase. All significant intercompany transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

Restricted Cash:

         Pursuant to the Company's lending agreements, substantially all cash collected is required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the outstanding borrowings as specified in the lending agreements - See Note 2. The cash held for repayment is included as restricted cash. Additionally, amounts held in an interest bearing reserve account with respect to a dispute have been included as restricted cash - See
Note 5.

Foreign Currency:

         The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into United States ("U.S.") dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of stockholders' equity.

Share Information - Earnings/(Loss) Per Share:

         The per share income or loss was computed based on the weighted average common shares outstanding and common share equivalents, when dilutive, as of the dates presented. Fully diluted earnings per share have not been presented as the effect would be antidilutive for the three months ended March 31, 1995 and 1994.

Income Taxes:

         Income tax expense (benefit) is determined using the expected annual effective tax rates of 42% and 35% for 1995 and 1994, respectively. Tax benefits recognized during the three months ended March 31, 1995 are expected to be realized within the year.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


2.       NOTES PAYABLE AND AMOUNTS DUE TO BANKS

         Notes payable and amounts due to banks are comprised of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       1995           1994
                                                     ---------     ------------
                                                          (in thousands)
 Convertible subordinated notes, 6-1/2%              $ 60,000        $ 60,000
 Notes payable to banks                                51,749          55,343
                                                     --------        --------
                                                     $111,749        $115,343
                                                     ========        ========

         In April 1995, the Company secured a new senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank consisting of the following four tranches: (A) a term loan, the total commitment of which is $30,000,000 (the "Term Loan" or "Tranche A") and which was utilized to refinance existing bank debt incurred in connection with the Fremantle Acquisition; (B) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch and $14,000,000 of which was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (C) a revolving credit facility, of up to $20,000,000 in the aggregate for production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); and
(D) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company and $10,000,000 of which was initially primarily used to refinance existing bank debt related to the Company's working capital needs and to pay certain fees in connection with the Senior Credit Facility Agreement (the "Working Capital Line" or "Tranche D"). The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities". The obligations of the Company under the Chemical Bank Facilities and the Term Loan are cross-collateralized with one another. The Term Loan matures on December 31, 1998. The Chemical Bank Facilities mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amount the Company may borrow under Tranche B, C and D will be based upon the value of the collateral in the borrowing base which consists principally of accounts receivable of the Company. Borrowings under the Chemical Bank Facilities bear interest, at the Company's option, either (i) at LIBOR plus 2-3/4%, or (ii) at the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-3/4% (10.75% as of April 26, 1995), subject to reduction if certain financial ratios are satisfied. The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends) and certain financial tests. Additionally, the Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series.

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Term Loan until such time as the Term Loan is repaid in full. The Term Loan is repayable in thirteen quarterly principal installments ranging from $500,000 to $4,000,000 commencing September 1995 (each payment being subject to reduction from certain prepayments). The amount the Company is able to reborrow under the Chemical Bank Facilities is subject to the ability of the Company to pledge certain collateral to the lenders with sufficient borrowing base value to collateralize such borrowings. Substantially all of the Company's assets are pledged under the Senior Credit Facility Agreement except the real property owned by the Company.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


3.       TELEVISION PROGRAM COSTS

         Costs for television programs are comprised of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        1995          1994
                                                      ---------    ------------
                                                          (in thousands)
 Released, less accumulated amortization               $69,241        $64,780
 In process and development                              6,752          3,657
                                                       -------        -------
                                                       $75,993        $68,437
                                                       =======        =======

4.       RELATED PARTY TRANSACTIONS

         Certain officers/stockholders of the Company have issued to the Company promissory notes in consideration for the shares of the Company's Common Stock. Principal and interest under such notes are payable in five equal annual installments. The principal balance outstanding on such notes as of March 31, 1995 was approximately $125,000.

         During 1994 the Company loaned $250,000 to an officer of the Company, which loan is secured by a pledge of shares of Common Stock of the Company owned by such officer. The loan bears interest at a rate of 8.0% per annum (equal to the rate then in effect under the Company's working capital loan) and will mature upon expiration of the officer's employment agreement which is currently February 1996. The loan has been included with other assets in the accompanying condensed consolidated balance sheet at March 31, 1995.

5.       COMMITMENTS AND CONTINGENCIES

         Minimum commitments for advances to recording artists at March 31, 1995 amounted to approximately $800,000.

         The Company currently anticipates that in June 1995 it will re-commence principal photography for the sixth season of the Company's weekly drama series Baywatch, consisting of 22 new one hour episodes for the 1995/1996 television broadcast season. The total production budget of approximately $22,000,000 for the 1995/1996 season is expected to be funded through a combination of (i) borrowings under the Baywatch Production Line and (ii) cash payments by The Fremantle Corporation (a company unrelated to AAFII and Fremantle) pursuant to its foreign distribution agreement with the Company. Through March 31, 1995, the Company has spent approximately $2,400,000 towards the production of Baywatch for the 1995/1996 broadcast season.

         The Company has begun production of a spin-off of Baywatch, Baywatch Nights, which commenced principal photography in April 1995 for initial airing in first-run syndication in the 1995/1996 broadcast season. The Company will self-distribute Baywatch Nights both domestically and internationally. The total production budget for the 22 planned new one-hour episodes for the 1995/1996 broadcast season of approximately $22,000,000 is expected to be funded through borrowings under the Baywatch Nights Production Line or by obtaining funding from other outside sources. Through March 31, 1995 the Company has spent approximately $2,200,000 towards the pre-production of Baywatch Nights.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


         In June 1993, the Company entered into an agreement with Richard and Esther Shapiro (the creators of Dynasty and The Colbys) pursuant to which the Company was granted a six-month period to arrange for the development, production and exploitation of a television series presently entitled The Colony (formerly The Malibu Branch). In February 1995, the ABC Television Network (the "ABC Network") agreed to pay a license fee of $2,850,000 for the production of a two-hour pilot and retained a previously acquired option to order production and licensing of a minimum of 13 episodes of the series for the 1995/1996 broadcast season (or as a mid-season replacement). The estimated production budget of the two-hour pilot is $3,200,000 which the Company expects to substantially finance through the ABC Network license fee and distribution in certain international markets. The Company has entered into a license agreement with Taurus Film GmbH ("Taurus") for distribution of the pilot in certain international markets and which grants to Taurus an exclusive option to distribute the series in these markets. Production of the pilot commenced in March 1995 and the Company anticipates delivery of the completed pilot to the ABC Network in May 1995. There can be no assurance that the ABC Network will exercise its series option.

         The Company is distributing the series The New Family Feud for the 1994/1995 broadcast season. The Company guaranteed the producers $7,500,000 payable in 15 monthly installments of $500,000 each, which commenced on July 15, 1994. Through April 26, 1995, $5,000,000 of the guarantee has been satisfied by the Company. Remaining payments due under the guarantee are expected to be satisfied through collections from the sale of program advertising time. The Company has determined it will not distribute the series for the 1995/1996 broadcast season.

         In November 1993, the Company entered into an agreement to distribute the series Sirens throughout the world (excluding Canada) for the 1994/1995 broadcast season. The Company has guaranteed the producers approximately $434,000 per episode for the 22 episodes to be produced for the 1994/1995 broadcast season (for an aggregate of $9,548,000). As of April 26, 1995, the Company has made guarantee payments to the producers totaling $8,578,000. It is currently anticipated that the remainder of the guarantee payments will be satisfied through collections from the sale of program advertising time. Pursuant to the Company's agreement with the producers, the Company has determined it will not distribute the series for the 1995/1996 broadcast season.

         In September 1994, the Company filed a complaint as amended against the producers of the series Acapulco H.E.A.T. in the Superior Court of the State of California alleging, among other things, breach of contract and fraud. The Company had entered into an agreement, dated as of October 7, 1992, with the producers for the Company to distribute the series Acapulco H.E.A.T. in the domestic television market. Subject to the fulfillment of certain terms by the producer, the Company agreed to pay a distribution advance of $6,600,000 (plus an additional amount per episode under certain circumstances) payable over ten months commencing November 30, 1993. The Company has discontinued making such advance payments. As of September 1994, the Company had made payments totaling approximately $4,698,000 at which time a dispute with the producers with regard to the non-fulfillment of certain terms by the producers was raised by the Company. The unpaid portion of the advance payments, totaling approximately $2,452,000, has been placed in an interest-bearing restricted cash account pending resolution of the dispute. The producers have filed an answer and cross-complaint alleging, among other things, breach of contract and fraud in connection with the agreement to distribute Acapulco H.E.A.T. and breach of contract and fraud in connection with the Company's barter distribution of certain theatrical films unrelated to Acapulco H.E.A.T. The Company intends to vigorously pursue its claim and defend against the cross-complaint. The litigation is currently in the discovery phase and depositions continue to be scheduled. Management does not believe the ultimate outcome of this matter will result in a materially adverse effect on the Company's financial condition. However, there can be no assurance that the Company will be successful on the merits of the lawsuit.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


         On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made demand upon SBEI under a Guarantee dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs booked since November 11, 1994 under a Loan and Security Assignment dated July 29, 1986 between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (a) that in a January 1993 agreement CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (b) that the loan purportedly guaranteed has been repaid; and (c) that SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment.

         In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled any claims which CLBN may have against such persons, including but not limited to causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was therefore unwilling to enter into any tolling agreement. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims which CLBN may assert, and that the ultimate outcome of this matter will not result in a materially adverse effect on the Company's financial condition, there can be no assurance that the Company ultimately will prevail.

         The Company is party to certain other legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a diversified entertainment company which produces and distributes, markets and promotes television programs and recorded music both domestically and internationally.

         On August 3, 1994, AAC acquired (the "Fremantle Acquisition") certain assets, including international programming rights, 297 shares of nonvoting equity securities (representing a 99% financial interest) and assumed certain liabilities of Fremantle International, Inc. ("Fremantle") through its newly formed wholly-owned subsidiary All American Fremantle International, Inc. ("AAFII"). The Company has accounted for the Acquisition as a purchase and has allocated the purchase price based on the estimated fair value of assets and liabilities acquired. The assets acquired and liabilities assumed and the related results of operations have been consolidated beginning August 3, 1994.

         A small number of programs and musical recordings historically have accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the first and fourth quarter as a result of the commencement of the television season in the fall of each year. Thus, a change in programs from period to period or the discontinuation of certain projects may materially affect a given period's results of operations. Therefore, year-to-year results may not be comparable and results in any quarter may not be indicative of results for an entire year.

         During the third quarter of 1995, the independent broadcast stations, which have licensed the Company's domestic rerun ("strip") syndication package of 111 previously aired Baywatch episodes, will commence telecast of such episodes. Through May 8, 1995, the Baywatch strip package has been licensed to television stations covering approximately 90% of the United States television market on a cash and barter basis and the Company continues to actively market the package. As of May 8, 1995, the Company has generated approximately $19,000,000 of cash sales (i.e., excluding barter) related to the domestic strip licensing of Baywatch and, in addition, will generally retain three minutes of advertising time per telecast. The cash sales will be collected ratably over the term of the strip license period. As a result of sales to date, the telecast of the Baywatch reruns is expected to have a favorable impact on revenues and cash flows recognized in future quarters.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 1995 and 1994.

                                               THREE MONTHS ENDED MARCH  31,
                                               -----------------------------
                                               1995                    1994
                                               -----                  ------
 Revenues:
     Television                                 91.8 %                 80.5%
     Recording                                   8.2                   19.5
                                               -----                  -----
         Total                                 100.0                  100.0

 Operating expenses:
     Television                                 75.9                   59.9
     Recording                                   5.0                   12.3
     Selling, general and administrative        15.6                   22.2
     Goodwill amortization                       1.5                    0.1
                                               -----                  -----
         Total                                  98.0                   94.5
 Other expense                                   6.2                    5.3
                                               -----                  -----
 Income (loss) before income taxes              (4.2)%                  0.2%
                                               =====                  =====



THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

         Revenues. The Company's total revenues increased by $16,960,000 or 85%, to $36,962,000 for the three months ended March 31, 1995 as compared to $20,002,000 for the three months ended March 31, 1994. Revenues from television operations increased by $17,846,000 or 111%, to $33,944,000 for the three months ended March 31, 1995 as compared to $16,098,000 for the three months ended March 31, 1994. This increase was due primarily to the inclusion of the AAFII revenues of $23,110,000, offset by a reduction in revenues in connection with Baywatch attributable to the delivery of no episodes in the first quarter of 1995 as compared with the delivery of 6 episodes in the first quarter of 1994.

         AAFII revenues from the production and distribution of television programming in Germany and Greece contributed $16,455,000 (71% of total AAFII revenues) and $1,342,000 (6% of total AAFII revenues), respectively. Of the $16,455,000 in revenues derived from Germany, the local versions of Let's Make a Deal contributed approximately $7,700,000 and The Price is Right contributed approximately $4,200,000. AAFII revenues, on a pro forma basis, increased by $3,181,000, or 16%, to 423,110,000 for the three months ended March 31, 1995.

         The Company's television distribution revenues have historically been higher in the first and fourth quarters as a result of the commencement of the television season in the fall of each year. The strip licensing of Baywatch is expected to favorably impact revenues principally commencing in September 1995.

         Recorded music division revenues decreased by $886,000, or 23%, to $3,018,000 during the three months ended March 31, 1995 from $3,904,000 during the three months ended March 31, 1994 This decrease was primarily attributable to lower sales of new releases in the first quarter of 1995 as compared with sales of new releases in the first quarter of 1994 partially offset by improved catalog sales.

         Operating Expenses. Total operating expenses increased by $17,326,000, to $36,221,000 for the three months ended March 31, 1995 from $18,895,000 for the three months ended March 31, 1994 due primarily to the inclusion of AAFII operating expenses of $20,483,000 (including AAFII overhead) and offset by decreased amortization due to a decrease in Baywatch deliveries discussed above. Selling, general and administrative expenses, including corporate overhead, increased by $1,339,000 to $5,768,000 for the three months ended March 31, 1995 from $4,429,000 for the three months ended March 31, 1994 due principally to the inclusion of AAFII overhead.

         The Company's television division expenses increased by $16,067,000 to $28,049,000 (83% of total television revenues) for the three months ended March 31, 1995 from $11,982,000 (74% of total television revenues) for the three months ended March 31, 1994. The increase was primarily due to the inclusion of AAFII expenses of $18,729,000 (81% of AAFII revenues) offset by decreased amortization of television program costs. The increase in television expenses as a percent of total television revenues is attributable to revenues recognized from certain programming which has lower gross profit percentages than the overall mix of the Company's other distributed programming and lower than expected gross profits on Sirens and Family Feud. Television selling, general and administrative expenses during the first quarter of 1995 of $3,163,000 increased by $954,000 from $2,209,000 for the first quarter of 1994 due primarily to the inclusion of AAFII charges of $1,246,000.

         The Company's recorded music division expenses decreased $597,000 to $1,864,000 (62% of total recording revenues) for the three months ended March 31, 1995 from $2,461,000 (63% of total recording revenues) for the three months ended March 31, 1994. This decrease was primarily due to a decrease in artist cost amortization and other variable costs attributable to decreased revenues.

         Operating Income. Total operating income for the Company decreased $366,000 to $741,000 for the three months ended March 31, 1995 from operating income of $1,107,000 for the three months ended March 31, 1994 due principally to a decrease in recorded music operating income, partially offset by an increase in television operating income. Operating income from television operations increased $825,000 to $2,732,000 for the three months ended March 31, 1995 from operating income of $1,907,000 for the three months ended March 31, 1994. This increase in television operating income was primarily attributable to the inclusion of AAFII operating income of $3,135,000 (before amortization of goodwill), offset by Baywatch revenue recognition discussed above. Goodwill amortization for the quarter ended March 31, 1995 increased by $517,000 to $540,000 from $23,000 for the quarter ended March 31, 1994 due to the inclusion of AAFII amortization of $508,000.

         The Company's recorded music division recognized an operating loss of ($289,000) for the three months ended March 31, 1995 as compared to operating income of $133,000 for the three months ended March 31, 1994. Such decrease was primarily attributable to decreased revenues as discussed above.

         Foreign Currency Exchange Gain. The Company recognized a foreign currency exchange gain of $60,000 as of March 31, 1995 which was attributable to the inclusion of AAFII and results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of March 31, 1995. No comparable amounts existed at March 31, 1994. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates. The Company does not typically purchase financial instruments designed to hedge or minimize such foreign currency exposure, and has no present intention of purchasing such financial instruments in any material amount.
To the extent the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

         Interest Expense. Interest expense, net of interest capitalized ($68,000) and interest income ($21,000), increased $1,283,000, to $2,344,000 for the three months ended March 31, 1995 from $1,061,000 for the three months ended March 31, 1994, due to increased borrowings in connection with the Fremantle Acquisition. The Company expects that the trend of increased interest costs will continue.

         Income Taxes. Income tax benefit of $648,000 for the three months ended March 31, 1995 primarily represents the tax benefit from loss at an expected financial tax rate of 42%. The benefit is expected to be realized later in 1995. During the three months ended March 31, 1994, the Company recorded income taxes of $17,000 based on an expected financial tax rate for 1994 of 35%.

         Net Income (Loss). Net loss of $895,000 for the three months ended March 31, 1995 compares with net income of $31,000 for the three months ended March 31, 1994. The variance is attributable to matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1994.

         Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of shares of capital stock and third party financings.

         In April 1995, the Company secured a new senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank consisting of the following four tranches: (A) a term loan, the total commitment of which is $30,000,000 (the "Term Loan" or "Tranche A") and which was utilized to refinance existing bank debt incurred in connection with the Fremantle Acquisition; (B) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch and $14,000,000 of which was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (C) a revolving credit facility, of up to $20,000,000 in the aggregate for production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); and (D) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company and $10,000,000 of which was initially used to primarily refinance existing bank debt related to the Company's working capital needs and to pay certain fees in connection with the Senior Credit Facility Agreement (the "Working Capital Line" or "Tranche D"). The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities". The obligations of the Company under the Chemical Bank Facilities and the Term Loan are cross-collateralized with one another. The Term Loan matures on December 31, 1998. The Chemical Bank Facilities mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amount the Company may borrow under Tranche B, C and D will be based upon the value of the collateral in the borrowing base which consists principally of accounts receivable of the Company. Borrowings under the Chemical Bank Facilities bear interest, at the Company's option, either (i) at LIBOR plus 2-3/4%, or (ii) at the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-3/4% (10.75% as of May 9, 1995), subject to reduction if certain financial ratios are satisfied. The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends) and certain financial tests. Additionally, the Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series and such conditions have been met for the 1995/1996 broadcast season of Baywatch Nights.

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Term Loan until such time as the Term Loan is repaid in full. The Term Loan is repayable in thirteen quarterly principal installments ranging from $500,000 to $4,000,000 commencing September 1995 (each payment being subject to reduction from certain prepayments). The amount the Company is able to reborrow under the Chemical Bank Facilities is subject to the ability of the Company to pledge certain collateral to the lenders with sufficient borrowing base value to collateralize such borrowings. Substantially all of the Company's assets are pledged under the Senior Credit Facility Agreement except the real property owned by the Company. As of May 9, 1995, the Company has borrowed an aggregate of approximately $56,500,000 under the Term Loan and the Chemical Bank Facilities and approximately $26,000,000 was available for borrowing under the Chemical Bank Facilities.

         During the three months ended March 31, 1995, the Company used cash of $48,000 in its operations which was a decrease of $5,211,000 from $5,163,000 of net cash provided by its operations for the three months ended March 31, 1994. This decrease in cash provided was due primarily to an increase in additions to television program costs offset by decreased amortization of television program costs and a decrease in accounts receivable. The Company experienced positive cash flows from financing activities of $1,948,000 during the first three months of 1995, primarily due to a net increase in borrowings and restricted cash in excess of repayments under the Company's then existing production and working capital loans. The Company expects to experience significant negative cash flow from operations as a result of its increased production and distribution activities. Any such negative cash flows are expected to be funded, pending receipt of anticipated licensing revenues, out of its Working Capital Line or by obtaining funding from outside sources.

         As described more fully below, the Company will have substantial capital requirements during the next 12 months principally arising from the Fremantle Acquisition, increased production and distribution of television programming and the continued release of record albums requiring related marketing, promotion and recording expenses. See Note 5 of Notes to Condensed Consolidated Financial Statements (unaudited) as of March 31, 1995. The commencement of production of television programming for the 1995/1996 broadcast season will require the Company to incur substantial production costs in advance of generating revenues and cash receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital together with anticipated cash flow from operations and other available funding sources will be sufficient to meet its working capital needs for the next twelve months.

         The Company from time to time considers the acquisition of program rights and the expansion of its business through the acquisition of businesses complementary to the current operations of the Company. Consummation of any such acquisition or other expansion of the business conducted by the Company, if beyond the Company's capital resources, would be subject to the Company securing additional financing to the extent required. To the extent available, such financing, if in the form of additional debt, may significantly increase the Company's interest expense and, if in the form of equity financing would subject existing stockholders to potential dilution in their overall percentage ownership of the Company.

Television Production and Distribution

         In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and the sale of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and cash receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there can be no assurance that existing advances and guarantees or those from expansion will be recouped by the Company and, if not recouped, that such payments will not have a material adverse affect on the Company.

         The Company currently anticipates that in June 1995 it will re-commence principal photography for the sixth season of the Company's weekly drama series Baywatch, consisting of 22 new one hour episodes for the 1995/1996 television broadcast season. The total production budget of approximately $22,000,000 for the 1995/1996 season is expected to be funded through a combination of (i) borrowings under the Baywatch Production Line and (ii) cash payments by The Fremantle Corporation (a company unrelated to AAFII and Fremantle) pursuant to its foreign distribution agreement with the Company. Through March 31, 1995, the Company has spent approximately $2,400,000 towards the production of Baywatch for the 1995/1996 broadcast season.

         The Company has begun production of a spin-off of Baywatch, Baywatch Nights, which commenced principal photography in April 1995 for initial airing in first-run syndication in the 1995/1996 broadcast season. The Company will self-distribute Baywatch Nights both domestically and internationally. The total production budget for the 22 planned new one-hour episodes for the 1995/1996 broadcast season of approximately $22,000,000 is expected to be funded through borrowings under the Baywatch Nights Production Line or by obtaining funding from other outside sources. Through March 31, 1995 the Company has spent approximately $2,200,000 towards the pre-production of Baywatch Nights.

         In June 1993, the Company entered into an agreement with Richard and Esther Shapiro (the creators of Dynasty and The Colbys) pursuant to which the Company was granted a six-month period to arrange for the development, production and exploitation of a television series presently entitled The Colony (formerly The Malibu Branch). In February 1995, the ABC Television Network (the "ABC Network") agreed to pay a license fee of $2,850,000 for the production of a two-hour pilot and retained a previously acquired option to order production and licensing of a minimum of 13 episodes of the series for the 1995/1996 broadcast season (or as a mid-season replacement). The estimated production budget of the two-hour pilot is $3,200,000 which the Company expects to substantially finance through the ABC Network license fee and distribution in certain international markets. The Company has entered into a license agreement with Taurus Film GmbH ("Taurus") for distribution of the pilot in certain international markets and which grants to Taurus an exclusive option to distribute the series in these markets. Production of the pilot commenced in March 1995 and the Company anticipates delivery of the completed pilot to the ABC Network in May 1995. If the ABC Network exercises its series option, the Company expects to finance production of the series through a combination of license fees to be negotiated with the ABC Network, foreign pre sales, working capital or from other outside sources. There can be no assurance that the ABC Network will exercise its series option and, if the ABC Network exercises its option, that the Company will be able to secure financing necessary to produce the series.

         The Company is distributing the series The New Family Feud for the 1994/1995 broadcast season. The Company guaranteed the producers $7,500,000 payable in 15 monthly installments of $500,000 each, which commenced on July 15, 1994. Through April 26, 1995, $5,000,000 of the guarantee has been satisfied by the Company. Remaining payments due under the guarantee are expected to be satisfied through collections from the sale of program advertising time. The Company has determined it will not distribute the series for the 1995/1996 broadcast season.

         In November 1993, the Company entered into an agreement to distribute the series Sirens throughout the world (excluding Canada) for the 1994/1995 broadcast season. The Company has guaranteed the producers approximately $434,000 per episode for the 22 episodes to be produced for the 1994/1995 broadcast season (for an aggregate of $9,548,000). As of April 26, 1995, the Company has made guarantee payments to the producers totaling $8,578,000. It is currently anticipated that the remainder of the guarantee payments will be satisfied through collections from the sale of program advertising time. Pursuant to the Company's agreement with the producers, the Company has determined it will not distribute the series for the 1995/1996 broadcast season.

         Although the Company has several projects in various stages of development (including the projects set forth above), as is typical in the entertainment industry, only a small number of such projects may ultimately be produced. There is no assurance that the Company will have adequate access to sources of programs or that its efforts in developing or acquiring new programs, including any of the above described projects, will lead to production commitments or that any project ultimately produced will be successful. The Company intends to continue to consider potential acquisitions of production and/or distribution rights, for new television programming assets and/or businesses in the ordinary course of business. Any acquisition could require substantial administrative operating and capital commitments on the part of the Company and there can be no assurance that the Company would have (or be able to obtain) adequate capital to take advantage of any such opportunity or that any recent or future acquisition will be profitable.


Recorded Music Operations

         The Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses, which requires substantial capital.

         As of May 9, 1995 the Company had a roster of 28 recording artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Maintenance of a current artist roster requires the Company to fund artist advances and recording costs. Artist advances, recording costs, recording studio costs and other overhead and marketing expenses were funded with cash flows from operations.

         Minimum contractual commitments to existing artists totaled approximately $800,000 at March 31, 1995, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

         The Company has agreed to extend, effective July 1, 1995, its existing foreign record distribution agreement with PolyGram solely with respect to current catalog product for five years, expiring June 30, 2000. PolyGram provides the Company with distribution and collection of record sales for which the Company earns a royalty based on records sold throughout the world, excluding the United States, Canada and Japan, which are applied against advances previously received. PolyGram is responsible for all costs and expenses in connection with manufacturing, marketing, promotion and distribution in its territories.

         The Company has entered into arrangements with other companies for distribution of the Company's recorded music products in Canada (Attic) and Japan (Pony/Canyon, Inc.). These arrangements provide for advances to the Company against royalties to be earned by the Company on records sold. The Company is in discussion with other companies concerning the distribution of new product in the PolyGram territories.


Inflation

         The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

PART II          OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.8 Credit, Security, Guarantee and Pledge Agreement, dated as of April 13, 1995 among All American Communications, Inc., All American Fremantle International, Inc., The Baywatch Production Company, The Baywatch Nights Production Company, the guarantors named therein, and Chemical Bank, as Agent and Fronting Bank for the lenders named therein.

                 10.8.1 Amendment No. 1 dated as of April 13, 1995 to Credit, Security, Guarantee and Pledge Agreement, among All American Communications, Inc., All American Fremantle International, Inc., The Baywatch Production Company, The Baywatch Nights Production Company, the guarantors named therein, and Chemical Bank, as Agent and Fronting Bank for the lenders named therein.

                 10.26 Exclusive License Agreement dated as of March 15, 1995 between All American Television, Inc. and Taurus Film GmbH & Co. (confidential treatment requested).

                 11       Statement re: Computation of Per Share Earnings

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       ALL AMERICAN COMMUNICATIONS, INC.





Date:    May 15, 1995                  By:   /s/ Anthony J. Scotti
                                             ------------------------------
                                             Anthony J. Scotti
                                             Chief Executive Officer





Date:    May 15, 1995                  By:   /s/ Thomas Bradshaw
                                             ------------------------------
                                             Thomas Bradshaw,
                                             Chief Financial Officer and
                                             Treasurer (Principal financial
                                             officer and principal accounting
                                             officer)

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES


                               INDEX TO EXHIBITS

                                                                                                                           Page
           Exhibit                                                                                                        Number
           -------                                                                                                        ------
10.8       Credit, Security, Guarantee and Pledge Agreement, dated as of April 13, 1995 among All American
           Communications, Inc., All American Fremantle International, Inc., The Baywatch Production Company,
           The Baywatch Nights Production Company, the guarantors named therein, and Chemical Bank, as Agent and
           Fronting Bank for the lenders named therein.

10.8.1     Amendment No. 1 dated as of April 13, 1995 to Credit, Security, Guarantee and Pledge Agreement, among
           All American Communications, Inc., All American Fremantle International, Inc., The Baywatch Production
           Company, The Baywatch Nights Production Company, the guarantors named therein, and Chemical Bank, as
           Agent and Fronting Bank for the lenders named therein.

10.26      Exclusive license agreement dated as of March 15, 1995 between All American Television, Inc. and Taurus
           Film GmbH & Co. (confidential treatment requested).

11         Statement re: Computation of Per Share Earnings

27         Financial Data Schedule