Form 10-Q/A
period 1995-06-30
ALL AMERICAN COMMUNICATIONS INC
filed 1995-09-29
CIK 783265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                June 30, 1995
                                --------------------------------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ___________________


                         Commission File Number 0-14333
                                                -------

                       ALL AMERICAN COMMUNICATIONS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                     95-3803222
    ----------------------------------                   -------------------
    (State of or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


     2114 Pico Boulevard, Santa Monica, California              90405
----------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (310) 450-3193
                                                    -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                  -----       -----


Number of shares outstanding as of August 10, 1995:       5,425,971
                                                      ---------------------

The undersigned registrant (the "Registrant") hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "Report") as follows:

                                 Exhibit 10.28

The Registrant hereby deletes the information set forth in Exhibit 10.28 included as part of the Report and replaces such Exhibit in its entirety with
Exhibit 10.28 attached hereto.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES


                               INDEX TO EXHIBITS


                                                                                 Page
 Exhibit                                                                        Number
 -------                                                                        ------
10.28     Agreement dated as of May 1, 1995 between USA Networks and
          All American Television, Inc. as amended by that certain amendment dated July 13, 1995.  (confidential treatment requested)

27        Financial Data Schedule

                                   SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       ALL AMERICAN COMMUNICATIONS, INC.



Date:  September 29, 1995            By:   /s/  ANTHONY J. SCOTTI
                                           -------------------------------------
                                                Anthony J. Scotti
                                                Chief Executive Officer



Date:  September 29, 1995            By:   /s/  THOMAS BRADSHAW
                                           -------------------------------------
                                                Thomas Bradshaw,
                                                Chief Financial Officer and
                                                Treasurer (Principal financial
                                                officer and principal accounting
                                                officer