Form 10-Q
period 1995-09-30
ALL AMERICAN COMMUNICATIONS INC
filed 1995-11-15
CIK 783265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended          September 30, 1995
                               ------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                        to
                               ----------------------    ---------------------

                         Commission File Number 0-14333

                        ALL AMERICAN COMMUNICATIONS, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 95-3803222
    ----------------------------------                -------------------
    (State of or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                    Identification No.)


2114 Pico Boulevard, Santa Monica, California                          90405
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code         (310) 450-3193
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X         No
         -----          -----
Number of shares outstanding as of November 6, 1995:        5,535,533
                                                    ------------------------

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1995             1994
                                                                               -------------     ------------
                                                                                (unaudited)        (Note)
Cash and cash equivalents                                                         $ 10,629        $  1,662
Restricted cash                                                                      4,719          10,246
Trade receivables, less allowances of $2,657 and $3,855 at September 30,
  1995 and December 31, 1994, respectively                                          86,855          62,338

Unbilled  receivables, less imputed interest of $2,128
  at September 30, 1995                                                             14,398             - -
Inventory of recorded music product, net                                             1,306           1,423
Advances to recording artists, net                                                     947           1,801
Television program costs, less accumulated amortization of $214,935 and
  $138,541 at September 30, 1995 and December 31, 1994, respectively                76,025          68,437

Property and equipment, less accumulated depreciation and amortization               3,876           3,772
Goodwill, less accumulated amortization  of $2,848 and $1,242 at
  September 30, 1995 and December 31, 1994, respectively                            49,939          51,545
Deferred income taxes                                                                 --               235
Other                                                                                6,967           6,548
                                                                                  --------        --------
Total assets                                                                      $255,661        $208,007
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

               ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                    1995               1994
                                                                                 -------------      ------------
                                                                                 (unaudited)          (Note)
Liabilities:
   Accounts payable                                                               $   7,766         $   6,826
   Accrued expenses                                                                  21,399            10,652
   Royalties payable                                                                  4,326             2,477
   Deferred revenues                                                                      7               257
   Due to producers                                                                  25,547            27,278
   Participations payable                                                            28,869            17,091
   Notes payable                                                                    135,300           115,343
                                                                                  ---------         ---------
Total liabilities                                                                   223,214           179,924
                                                                                  ---------         ---------

Commitments and contingencies

Stockholders' equity:

  Preferred stock, authorized 5,000,000 shares, none issued                            --                --
  Common stock, voting, $.0001 par value, authorized 20,000,000 shares,
    issued 5,455,971 in 1995 and 1994 (including treasury shares)                         1                 1
  Common stock, Class B non-voting, $.0001 par value, authorized
    20,000,000 shares, issued 2,520,000 in 1995 and 1994                               --                --
Additional paid-in capital                                                           28,751            28,751
Common stock in treasury, at cost, 30,000 shares in 1995 and 1994                      (135)             (135)
Stock subscriptions receivable                                                          (68)             (153)
Retained earnings (accumulated deficit)                                               3,748              (309)

Currency translation adjustment                                                         150               (72)
                                                                                  ---------         ---------

Total stockholders' equity                                                           32,447            28,083
                                                                                  ---------         ---------

Total liabilities and stockholders' equity                                        $ 255,661         $ 208,007
                                                                                  =========         =========


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                     1995             1994
                                                                -------------     --------------
                                                                          (unaudited)
Revenues:
  Television                                                       $ 76,818             $ 34,570
  Recorded music and merchandising                                    8,332                3,541
                                                                   --------             --------
                                                                     85,150               38,111
                                                                   --------             --------

Expenses:
  Television                                                         60,672               25,682
  Recorded music and merchandising                                    6,438                2,366
  Selling, general and administrative                                 6,000                6,657
  Goodwill amortization                                                 536                  384
                                                                   --------             --------
                                                                     73,646               35,089
                                                                   --------             --------

Operating income                                                     11,504                3,022

Other income (expense):
  Interest income                                                       218                   56
  Interest expense, net of amounts capitalized                       (2,132)              (1,613)
  Other                                                                 114                 (271)
                                                                   --------             --------
                                                                     (1,800)              (1,828)
                                                                   --------             --------


Income before provision for income taxes                              9,704                1,194
Provision for income taxes                                            4,076                  104
                                                                   --------             --------

Net income                                                         $  5,628             $  1,090
                                                                   ========             ========

Primary:
  Net income per share                                             $   0.68             $   0.16
                                                                   ========             ========
  Weighted average number of common shares and
   common share equivalents outstanding                               8,296                6,865
                                                                   ========             ========

Fully diluted:
  Net income per share                                             $   0.46             $   0.14
                                                                   ========             ========
  Weighted average number of common shares and
   common share equivalents outstanding                              13,610               12,082
                                                                   ========             ========


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        1995             1994
                                                                   -------------     -------------
                                                                              (unaudited)
Revenues:
  Television                                                         $ 144,637         $ 54,771
  Recorded music and merchandising                                      15,540           10,947
                                                                     ---------         --------
                                                                       160,177           65,718
                                                                     ---------         --------

Expenses:
  Television                                                           114,980           41,294
  Recorded music and merchandising                                      12,101            7,102
  Selling, general and administrative                                   18,094           15,472
  Goodwill amortization                                                  1,606              430
                                                                     ---------         --------
                                                                       146,781           64,298
                                                                     ---------         --------

Operating income                                                        13,396            1,420

Other income (expense):
  Interest income                                                          262              152
  Interest expense, net of amounts capitalized                          (6,904)          (3,833)
  Other                                                                    241             (271)
                                                                     ---------         --------
                                                                        (6,401)          (3,952)
                                                                     ---------         --------


Income (loss) before provision for income taxes                          6,995           (2,532)
Provision for income taxes                                               2,938              135
                                                                     ---------         --------

  Net income (loss)                                                  $   4,057         $ (2,667)
                                                                     =========         ========
  Primary:
    Net income (loss) per share                                      $    0.50         $  (0.54)
                                                                     =========         ========
    Weighted average number of common shares and
     common share equivalents outstanding                                8,083            4,960
                                                                     =========         ========

Fully diluted:
     Net income (loss) per share                                     $    0.43         $  (0.54)
                                                                     =========         ========
    Weighted average number of common shares and
     common share equivalents outstanding                               13,610            4,960
                                                                     =========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1995               1994
                                                                                 ------------      -------------
                                                                                          (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                                  $   4,057         $ (2,667)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:

  Depreciation and amortization of property, equipment and goodwill                    2,011              774
  Amortization of television program costs                                            76,394           22,141
  Increase (decrease) in allowance for doubtful accounts                                  70              (63)
  Increase (decrease) in allowance for sales returns                                      22             (231)

  Increase (decrease) in make goods reserve                                           (1,290)           1,217
  Increase in imputed interest discount                                                2,128             --
  Changes in operating assets and liabilities:
    Restricted cash                                                                      137           (2,524)
    Trade receivables, unbilled receivables, inventory and
      advances to recording artists                                                  (38,875)             956
    Additions to television program costs                                            (83,982)         (23,159)
    Deferred income tax benefit                                                          235             --
    Accounts payable, accrued expenses and royalties payable                          13,537           (4,739)
    Due to producers and participations payable                                       10,047           (2,255)
    Deferred revenues                                                                   (250)           2,154
    Other assets                                                                        (419)            (277)
                                                                                   ---------         --------
Net cash used by operating activities                                                (16,178)          (8,673)
                                                                                   ---------         --------
INVESTING ACTIVITIES
Purchase of property and equipment, net                                                 (509)            (310)
Purchase of AAFII, net of cash acquired                                                 --            (32,300)
                                                                                   ---------         --------
Net cash used in investing activities                                                   (509)         (32,610)
                                                                                   ---------         --------
FINANCING ACTIVITIES
Repurchase of redeemable warrants                                                       --               (250)
Payments on stock subscriptions receivable                                                85              197
Proceeds from borrowings                                                             140,505           16,638
Repayments of borrowings                                                            (120,548)          (3,487)
Restricted cash used for repayment of borrowings                                       5,390           (4,778)
Proceeds from borrowings - purchase of AAFII, net of issuance costs                     --             33,884
                                                                                   ---------         --------
Net cash provided by financing activities                                             25,432           42,204
                                                                                   ---------         --------
Effect of exchange rate changes on cash                                                  222             (241)
                                                                                   ---------         --------
Increase in cash                                                                       8,967              680
Cash and cash equivalents at beginning of period                                       1,662            3,264
                                                                                   ---------         --------
Cash and cash equivalents at end of period                                         $  10,629         $  3,944
                                                                                   =========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                                           $   4,697         $  4,671
                                                                                   =========         ========
    Income taxes                                                                   $     245         $    275
                                                                                   =========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

    All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc., ("AATP"), Scotti Brothers Entertainment Industries, Inc. ("SBEI"), All American Fremantle International, Inc. ("AAFII"), All American FDF Holdings, Inc. ("AAFDF") and All American Goodson, Inc. ("AAG") (and together with their respective wholly-owned subsidiaries collectively, the "Company" or "All American"), produce and/or distribute, market and promote television programs and recorded music product both domestically and internationally.

Fremantle Acquisition:

    In August 1994, the Company acquired (the "Fremantle Acquisition") certain assets and securities and assumed certain liabilities of Fremantle International, Inc. ("Fremantle") through the Company's newly formed wholly-owned subsidiary, AAFII. The consideration for the Fremantle Acquisition consisted of 630,000 shares of the Company's Common Stock, 2,520,000 shares of nonvoting Class B Common Stock and $31,500,000 in cash funded by a term loan from Chemical Bank (See Note 2). The Company has accounted for the Fremantle Acquisition as a purchase and has allocated the purchase price based on the estimated fair value of assets and liabilities acquired. The total consideration of $52,527,000 (including expenses related to the acquisition of $1,027,000) exceeded the estimated fair value of net assets acquired by $50,267,000 (goodwill); such goodwill is being amortized over 25 years. Results of operations of AAFII have been included in the Company's results from August 3, 1994.

    It is the Company's policy to evaluate the recovery of its intangible assets (principally goodwill) and to recognize impairment if it is probable that the recorded amounts are not recoverable from future undiscounted cash flows, or if there is an event or change in circumstances which establish the existence of impairment indicators.

    The pro forma unaudited results from operations for the nine months ended September 30, 1994 assuming consummation of the Fremantle Acquisition at January 1, 1994 follows:

                                                NINE MONTHS ENDED
                                                SEPTEMBER 30, 1994
                                               --------------------
                                               (in thousands except
                                                per share amounts)
                    Revenues                       $ 96,282
                    Operating income               $  1,691
                    Net loss                       $ (4,224)
                    Loss per share                 $   (.52)

    The pro forma information presented above is prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the Fremantle Acquisition been made at January 1, 1994, or of the results which may occur in the future.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995


1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements include the accounts of AAC and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

Restricted Cash:

    Pursuant to the Company's lending agreement, subject to certain exceptions for working capital, substantially all cash collected is required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the outstanding borrowings as specified in the lending agreement (See Note 2). The cash held for repayment is included as restricted cash. Additionally, amounts held in an interest bearing reserve account with respect to a dispute have been included as restricted cash (See Note 5).

Unbilled Receivables:

    Unbilled receivables represent amounts due under cash (excluding barter) television syndication contracts which will be billed over the contractual terms of the agreements, generally ranging from one to five years.

Imputed Interest Discount:

    The Company records an imputed interest discount on contracted cash (excluding barter) receivables with original payment terms extending beyond one year. The discount is determined using the Company's incremental borrowing rate of 8.63% at September 30, 1995 at the time of revenue recognition. The discount is amortized over the underlying contracts' payment stream using the interest method and is credited to interest income.

Foreign Currency:

    The operations of all foreign entities are principally measured in local currencies. Assets and liabilities are translated into United States ("U.S.") dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of stockholders' equity.

Share Information - Income/(Loss) Per Share:

    Primary net income/(loss) per share is based on the weighted average number of common shares (including Common Stock and Class B Common Stock) outstanding and dilutive common stock equivalents determined using the treasury stock method.

    Fully diluted net income per share reflects the assumed conversion of the Company's 6 1/2% Convertible Subordinated Notes due 2003 (the "Notes")
(See Note 2) and results in an increase to net income for the assumed after tax reduction in interest expense of $606,000 and $627,000 for the quarters ended

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995


1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 1995 and 1994, respectively and $1,818,000 for the nine months ended September 30, 1995. Such assumed conversion is anti-dilutive for the nine months ended September 30, 1994.

Income Taxes:

    Income tax expense for 1995 has been determined using the expected annual effective tax rates of 42%. Amounts recorded for 1994 represent foreign taxes withheld at the source and minimum state franchise taxes.

2.  NOTES PAYABLE

    Notes payable and amounts due to banks are comprised of the following:

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1995               1994
                                                   -------------      ------------
                                                            (in thousands)
Convertible subordinated notes, 6 1/2%                $ 60,000          $ 60,000
Notes payable to banks                                  75,300            55,343
                                                      --------          --------
                                                      $135,300          $115,343
                                                      ========          ========


    In October 1995, $1,260,000 of the Notes were converted into 109,562 shares of the Company's common stock, $.0001 par value, resulting in a decrease in convertible subordinated notes, 6 1/2% of $1,260,000, a decrease in capitalized debt issuance costs related to the Notes of $60,000 and an increase in additional paid in capital of $1,320,000.

    In April 1995, the Company secured a new $110,000,000, subsequently increased to $135,000,000, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank consisting of the following five tranches: (A) a term loan of $30,000,000 (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle Acquisition; (B) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch, of which $14,000,000 was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (C) a revolving credit facility of up to $20,000,000 in the aggregate for production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (D) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company, of which $10,000,000 was initially used to primarily refinance existing bank debt related to the (the "Working Capital Line" or "Tranche D") and (E) the $25,000,000 Goodson Term Loan described below. The Working
Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities". In connection with the Mark Goodson Acquisition, the Company effected a credit utilization of the Working Capital Line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its $25,000,000 cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility was amended to provide an additional $25,000,000 term loan under this facility ("Tranche E" or the "Goodson Term Loan"), which increased the total facility to a maximum of $135,000,000, in order to refinance the Company's reimbursement obligations under the Letter of Credit.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

2.  NOTES PAYABLE (Continued)

    The obligations of the Company under the Chemical Bank Facilities, the Term Loan and the Goodson Term Loan are cross-collateralized. The Term Loan matures on December 31, 1998. The Chemical Bank Facilities and the Goodson Term Loan mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amount the Company may borrow under Tranche B, C and D is based upon the value of the collateral in the borrowing base which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either (i) at LIBOR plus 2-3/4% (8.56% as of November 13, 1995), or (ii) at the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-3/4% (10.50% as of November 13, 1995), subject to reduction if certain financial ratios are satisfied. As of September 30, 1995, the Company has outstanding borrowings of $27,500,000 under the Term Loan and approximately $47,800,000 under the Chemical Bank Facilities with approximately $25,600,000 available for borrowing under the Chemical Bank Facilities.

    The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. Additionally, the Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights. The Goodson Term Loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow," defined to mean all payments due to the LLC (as defined in Note 6) under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Goodson Term Loan be prepaid to specified levels).

    Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Term Loan until such time as the Term Loan is repaid in full. The Term Loan is repayable in thirteen quarterly principal installments as follows: September 1995, $2,500,000 (which amount was paid); December 1995, $2,500,000; March
1996, $500,000; June 1996, $500,000; September 1996, $3,000,000; December 1996,
$3,000,000; March 1997, $1,000,000; June 1997, $1,000,000; September 1997,
$3,000,000; December 1997, $3,000,000; March 1998, $1,000,000; June 1998,
$1,000,000; September 1998, $4,000,000 and a final installment due on the last borrower's day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

    Under the Goodson Term Loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative, tax and other distributions to the LLC, to repay the Goodson Term Loan. The Company has agreed to a "make whole" provision so that following the repayment in full of the Goodson Term Loan (or earlier, in the case of certain acceleration events), each of the other members of the LLC will have received its equal share of LLC cash flow, together with interest to the extent that the Company received disproportionate use of cash. The "make whole" will be payable out of LLC cash flow or, if accelerated in accordance with its terms, at the Company's option, in cash, shares of Common Stock or shares of Class B Common Stock (subject, in the latter case, to certain liquidity tests being met). Interpublic also has the benefit of certain "put" rights and the Company has been granted certain "call" rights and, if granted, the proposed Interpublic Option, with respect to Interpublic's membership interest in the LLC, the exercise of which could substantially reduce the Company's liquidity. The Company's obligations to Interpublic will be supported by guarantees by AAG and certain related licensees and secured by a second priority security interest, subject only to the first priority security interest of the lenders with respect to the Goodson Term Loan in the assets and shares of AAG and the related licensees and Company's direct or indirect membership interests in the LLC. In this connection, the lenders and Interpublic have entered into an Intercreditor Agreement with the Company relating to their respective rights in

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995


2.   NOTES PAYABLE (Continued)

connection with the Goodson Term Loan.

3.   TELEVISION PROGRAM COSTS

     Costs for television programs are comprised of the following:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         1995             1994
                                                     -------------     ------------
                                                             (in thousands)
Released, less accumulated amortization                 $75,241          $64,780
In process and development                                  784            3,657
                                                        -------          -------
                                                        $76,025          $68,437
                                                        =======          =======

    The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the quarter ended September 30, 1995 and 1994 is capitalized interest of $645,000 and $140,000, respectively and capitalized overhead of $884,000 and $505,000, respectively. For the nine months ended September 30, 1995 and 1994, the Company capitalized $1,006,000 and $155,000 of interest, respectively and $2,197,000 and $1,681,000 of overhead, respectively.

4.  RELATED PARTY TRANSACTIONS

    Certain officers/stockholders of the Company have issued to the Company promissory notes in consideration for shares of the Company's Common Stock. Principal and interest under such notes are payable in five equal annual installments. The principal balance outstanding on such notes as of September 30, 1995 was approximately $68,000.

    During 1994 the Company loaned $250,000 to an officer of the Company, which loan is secured by a pledge of shares of Common Stock of the Company owned by such officer. The loan bears interest at a rate of 8.0% per annum (equal to the rate then in effect under the Company's working capital loan) and will mature upon expiration of the officer's employment agreement which is currently February 1996. The loan has been included with other assets in the accompanying condensed consolidated balance sheet at September 30, 1995.

5.  COMMITMENTS AND CONTINGENCIES

    All American Television entered into an exclusive license agreement dated as of May 1, 1995 with USA Networks in regard to the licensing of 110 episodes of Baywatch, 22 episodes of Sirens, and 22 episodes of Acapulco H.E.A.T. and, under certain circumstances up to 22 episodes of Baywatch Nights. The license

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995


5.   COMMITMENTS AND CONTINGENCIES (Continued)

agreement is exclusive in the United States, its territories and possessions (including Puerto Rico) over all forms of transmission by all means (including, without limitation, free over-the-air broadcasts, basic and pay cable, or via video on demand), other than via continuous first run syndication, and other than the strip syndication of the first 110 episodes of Baywatch produced by the Company, during the period commencing June 26, 1995 through September 19, 1997. The initial term of the license agreement commenced in May 1995 for Acapulco H.E.A.T. and will commence in October 1995 for Sirens, September 1996 for Baywatch Nights and September 1997 for Baywatch with a common termination date of September, 2000 for all four shows. Revenue will be recognized on commencement of the license period for each show. The initial minimum license fee aggregates $25,300,000 payable in 36 equal monthly installments of approximately $703,000 commencing September, 1997 through August, 2000. The license agreement also contains certain additional obligations and rights of USA Networks regarding additional episodes of Baywatch and the right to extend the term of the license for up to four years for additional specified consideration.

    In June 1995, the Company commenced principal photography (for the sixth season) of the Company's weekly drama series Baywatch, consisting of 22 new one hour episodes for the 1995/1996 television broadcast season. The total production budget of approximately $22,000,000 for the 1995/1996 broadcast season is expected to be funded through a combination of borrowings under the Baywatch Production Line and cash payments pursuant to its foreign distribution agreement. Through September 30, 1995, the Company has spent approximately $15,000,000 towards the production of 22 episodes of Baywatch for the 1995/1996 broadcast season, of which ten have been completed and delivered.

    The Company has begun production of a spin-off of Baywatch, Baywatch Nights, which commenced principal photography in April 1995 and which has initially aired in first-run syndication in September 1995 for the 1995/1996 broadcast season. The Company is self-distributing Baywatch Nights both domestically and internationally. The total revised production budget for the 22 planned new one-hour episodes for the 1995/1996 broadcast season of approximately $23,000,000 is expected to be funded through borrowings under the Baywatch Nights Production Line or by obtaining funding from licensing of the program. Through September 30, 1995, the Company has spent approximately $12,500,000 towards the production of ten of 22 episodes of Baywatch Nights for the 1995/1996 broadcast season, all ten of which have been completed and delivered.

    Minimum commitments for advances to recording artists at September 30, 1995 amounted to approximately $545,000.

    In September 1994, the Company filed a complaint, as amended, against the producers of the series Acapulco H.E.A.T. in the Superior Court of the State of California alleging, among other things, breach of contract and fraud. The Company had entered into an agreement, dated as of October 7, 1992, with the producers for the Company to distribute the series Acapulco H.E.A.T. in the domestic television market. Subject to the fulfillment of certain terms by the producer, the Company agreed to pay a distribution advance of $6,600,000 (plus an additional amount per episode under certain circumstances) payable over ten months commencing November 30, 1993. As of September 1994, the Company had made payments totaling approximately $4,698,000 at which time a dispute with the producers with regard to the non-fulfillment of certain terms by the producers was raised by the Company and the Company discontinued making such advance payments. The unpaid portion of the advance payments, totaling approximately $2,452,000, has been placed in an interest-bearing restricted cash account pending resolution of the dispute. The producers have filed an answer and cross-complaint alleging, among other things, breach of contract and fraud in connection with the agreement to distribute Acapulco H.E.A.T. and breach of contract and fraud in connection with the Company's barter distribution of certain theatrical films unrelated to Acapulco H.E.A.T. The Company intends to vigorously pursue its claim and defend against the cross-complaint.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

5.   COMMITMENTS AND CONTINGENCIES (Continued)

The Court has indicated that a settlement conference has been set for January 1996 and a trial date has been set for April 1996. Discovery has been held in abeyance while settlement discussions are ongoing. Management does not believe the ultimate outcome of this matter will result in a materially adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the Company will be successful on the merits of the lawsuit.

    On May 31, 1995, Credit Lyonnais Bank Nederland N.V. ("CLBN") made demand upon SBEI under a Guarantee dated July 29, 1986 (the "SBEI Guarantee"), (a) for payment of approximately $916,000 plus interest accrued since October 31, 1994 under a Loan and Security Assignment dated July 29, 1986 (the "Loan Agreement") between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company, and (b) for payment of $2,667,000 plus interest accruing since September 30, 1994 under an alleged unmemorialized amendment of the Loan Agreement. This demand superseded an earlier demand, made on December 12, 1994, for payment of $3,742,000 plus interest or costs booked since November 11, 1994. SBEI rejected the foregoing May 31, 1995 demand based upon, among other reasons, the following: (a) that in a January 1993 agreement CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (b) that the loan purportedly guaranteed has been repaid; and (c) that SBEI in any event is not a party to and was not bound by the alleged "unmemorialized" amendment to the Loan Agreement.

    In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, and again in June 1995, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including the Company and certain of its subsidiaries) execute a tolling agreement which would have tolled claims which CLBN may have against such persons, including but not limited to causes of action based on such financing. The Company has declined to enter into a tolling agreement because based upon the information thus far provided by CLBN, or the lack thereof, it is extremely unclear whether there are any tenable claims against the Company and its subsidiaries. While the Company believes that SBEI has meritorious defenses with respect to the SBEI Guarantee and any other claims which CLBN may assert, and that the ultimate outcome of this matter will not result in a materially adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company ultimately will prevail.

    The Company is party to certain other legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

6.  SUBSEQUENT EVENTS

Mark Goodson Acquisition:

    As of October 6, 1995, the Company consummated an Asset Purchase Agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned, directly or indirectly by the Company and The Interpublic Group of Companies, Inc. ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and to assume certain specified liabilities (the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively the "Sellers"). The purchase price consists of a payment by the Company of $25,000,000 in cash and issuance by Interpublic of $25,000,000 in its common stock to the Sellers, together with a contingent earn-out described below. Under the earn-out, the LLC will initially pay to an assignee of the Sellers a specified percentage of

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

6.   SUBSEQUENT EVENTS (Continued)

"Domestic Net Profits" (i.e., generally gross receipts less production costs if from the exploitation in the U.S. and Canada (currently, consisting of "The Price Is Right") of the Goodson game shows and other purchased television formats during the five-year period following October 6, 1995, which period is subject to extension for an additional five years if total earn-out payments do not equal $48,500,000, in which case the earn-out shall be payable in neither a minimum nor a maximum amount). The specified percentage of Domestic Net Profits payable to the Sellers with respect to "The Price Is Right" is 75% during the network exhibition of the program during the five years after October 6, 1995 and otherwise the specified percentage is generally 50% for other programs. However, the earn-out does not apply to any net profits realized from the international exploitation of any of the purchased game shows or other purchased television formats.

    Based upon a preliminary review and evaluation, substantially all of the Company's $25,000,000 portion of the initial purchase price has been allocated to goodwill. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original goodwill over a 25 year period. Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The Mark Goodson Acquisition will be accounted for by the Company under the equity method of accounting. See "Notes Payable". As a result of the Mark Goodson Acquisition, the Company expects, in future quarters, to recognize in net income its 50% or the LLC's operating results utilizing the equity method of accounting.


Common Stock:

    On October 18, 1995 the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission for purposes of registering a proposed underwritten public offering of 4,500,000 shares of the Company's Class B
Common Stock, of which 500,000 shares are to be offered for sale by a selling stockholder. 675,000 additional shares subject to an over-allotment option in favor of the underwriters are to be offered for sale by certain officers and employees of the Company (subject to being covered by the Company under certain circumstances). There is no assurance that the offering will be consummated or, if consummated, that the terms thereof will not be modified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a diversified entertainment company which produces and distributes, markets and promotes television programs and recorded music both domestically and internationally.

    The television industry may be broadly divided into three major segments: production, involving the development, financing and making of television shows; distribution, involving the promotion and exploitation of completed television shows; and broadcast, involving the airing or broadcast of programming over network affiliated stations, independent stations and cable or satellite television. The United States broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. During prime time hours (primarily 8:00 P.M. to 11:00 P.M. in the Eastern and Pacific time zones and 7:00 P.M. to 10:00 P.M. in the Central and Mountain time zones), network affiliates telecast network programming, off-network programming (reruns), first-run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during prime and non-prime time, telecast self produced programming, off-network programming or first-run programming from independent producers or "syndicators." In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale thereby to advertisers ("barter"), or for a combinations of cash and barter. The Company domestically distributes programming for television produced by the Company or unrelated third parties in the first-run and rerun syndication markets. In general, the Company receives its revenues from program license fees paid by broadcasters and/or by selling advertising time for programs distributed on a barter basis.

    Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total United States television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory to sponsors desiring national coverage. The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater.

    Rates for the sale of advertising time are established on the basis of certain levels of audience rating and, in some cases, an assumed demographic make-up of the viewing audience assumed by the Company. Because the Company's arrangements with advertisers do not permit the Company to receive advertising revenue on the amount by which the actual ratings or demographic make-up (as determined by Nielsen Media Ratings or similar ratings services) exceed the assumed ratings or demographic make-up, it is in the interest of the Company to establish as high an assumed rating and as favorable a demographic make-up as possible. If the television program does not achieve the assumed rating or demographic make-up, the Company may be obligated to offer the advertiser additional advertising time ("make goods") on the same program or on other programs. "Make goods" are the predominant means whereby the Company satisfies such obligations to advertisers. Alternatively, the Company may be obligated to refund a portion of the advertising revenue derived from such sales. There can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the rates initially charged for advertising time on such program. The Company generally reports net revenues from barter syndication after deducting a reserve for potential make goods. Historically, such reserve has been sufficient to cover the actual provision for make goods, although there is no assurance that such reserve will continue to be adequate.

    Sponsors that regularly purchase advertising time in the Company's programs include Proctor & Gamble, Bristol Myers-Squibb, MCI, Beecham, Kellogg Company, Nestle and RJR Nabisco. Sales are typically made through advertising agencies representing the sponsors. The barter syndication licenses granted by the Company provide that the Company retains negotiated amounts of commercial time per program for sale to national advertisers, with the remaining commercial time retained by the station for local sale. A significant percentage of the Company's revenues from television operations are derived from barter sales (approximately 32% for the nine months ended September 30, 1995 and approximately 42% in 1994, 58% in 1993 and 62% in 1992). Barter sales may fluctuate significantly based on ratings of a particular program and general economic trends, such as advertising rates.

    In most cases, the Company's distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships and/or on cash license fees. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues and its fee for advertising sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a pre-determined allocation.
In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. For the 1994/1995 broadcast season the Company made advance payments and/or certain guarantees with respect to SuperHuman Samurai Syber Squad, Sirens and The New Family Feud. For the 1995/1996 broadcast season the Company made no such guarantees.

    Television production costs are capitalized as incurred. The income forecast method is used to amortize these costs based upon the revenues recognized in proportion to management's estimate of ultimate revenues to be received. Unamortized costs are reviewed periodically and compared with net realizable values on a project-by-project basis and losses are provided to the extent necessary. Advertising revenues are recognized upon the commencement of the license period of the program and when the advertising time has been sold pursuant to non-cancelable agreements, provided the program is available for its first broadcast. The portion of recognized revenue which is to be shared with the producers and owners of the licensed program material (participations payable and due to producers) is accrued as the related revenue is recognized. Minimum guaranteed amounts from domestic television sales generally are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement unless the program is not yet available for exhibition. Revenues under foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the products are not yet available for broadcast or exploitation.

    Domestic revenues from recorded music are recorded as units are shipped to customers. The Company provides for estimated future returns of recorded music product at the time the products are initially sold. These reserves are based upon historical experience. Actual returns are charged against the reserve. Foreign distribution of recorded music is effected through a distributor in exchange for guaranteed non-refundable advances against future royalties. Non-refundable guarantees from foreign sales are generally recognized as the Company satisfies its delivery requirements to its foreign distributor.

    Royalties earned by artists from sales of recorded music product are charged to expense as the related revenues are recognized. Advances to artists against future royalties are recorded as assets if the Company estimates that the amount of advances will be recoverable from future royalties to be earned by the artist, based upon the past performance and current popularity of the artist to whom the advance is made. Such advances are applied against subsequent royalties earned by the artist. The Company expenses recoupable artist advances and recording costs for new recording artists and for artists where recovery cannot be estimated. Pursuant to this policy, capitalized artist advances are reviewed on a quarterly basis and any portion of the advances that subsequently appear not to be fully recoverable from future royalties to be earned by the artist are charged to expense during the period in which the loss becomes evident. As a result, some quarters or years will have fluctuating levels of these expenses depending on the number or type of artists signed or on changes in recording activities from period to period. In the event of subsequent sales for any such artists for which the related advances were expensed, the Company will have a higher margin for these sales than for sales by the Company's other artists.

    A small number of television programs and musical recordings historically have accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the first and fourth quarters as a result of the commencement of the television season in the fall of each year. As a result of the strip syndication of Baywatch, the third quarter of 1995 reflected substantially all cash and barter sales on the re-run syndication of the series to date. Additional barter sales on the strip syndication will be recognized in subsequent periods. Any change in programs from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable and results in any quarter may not be indicative of results for an entire year.

    During the second and third quarters of 1995, the independent broadcast stations, which have licensed the Company's domestic rerun ("strip") syndication package of 111 previously aired Baywatch episodes, commenced telecast of such episodes. Through November 7, 1995, the Baywatch strip package has been licensed to television stations covering in excess of 93% of the United States television market on a cash and barter basis and the Company continues to actively market the package. As of October 26, 1995, the Company has generated approximately $19,000,000 of cash sales (i.e., excluding barter), subject to increase based on favorable audience acceptance, related to the domestic strip licensing of Baywatch and, in addition, generally retains three minutes of advertising time per telecast.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 1995 and 1994:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                             1995            1994
                                                       --------------    --------------
    Revenues:
       Television                                            90.2%            90.7%
       Recorded music and merchandising                       9.8              9.3
                                                            -----            -----
          Total                                             100.0            100.0
    Operating expenses:
       Television                                            71.2             67.4
       Recorded music and merchandising                       7.6              6.2
       Selling, general and administrative                    7.1             17.5
       Goodwill amortization                                  0.6              1.0
                                                            -----            -----
          Total                                              86.5             92.1
                                                            -----            -----
    Other expense, principally interest                       2.1              4.8
                                                            -----            -----
    Income before income taxes                               11.4%             3.1%
                                                            =====            =====

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

    Revenues. The Company's total revenues increased by $47,039,000 or 123% to $85,150,000 for the three months ended September 30, 1995 from $38,111,000 for the three months ended September 30, 1994. Revenues from television operations increased by $42,248,000 or 122% to $76,818,000 for the three months ended September 30, 1995 from $34,570,000 for the three months ended September 30, 1994. This increase was due primarily to the recognition of Baywatch strip revenues of $26,673,000; the recognition of $10,450,000 from the new one-hour series Baywatch Nights, reflecting the delivery of ten of the 22 episodes for the 1995/1996 broadcast season during the quarter ended September 30, 1995; and an increase of $3,632,000 or 34% to $14,171,000 for the 1995/1996
broadcast season of Baywatch, reflecting the delivery of ten of 22 episodes during the quarter ended September 30, 1995 from $10,539,000 for the 1994/1995 broadcast season of Baywatch, reflecting the delivery of nine of 22 episodes during the quarter ended September 30, 1994. As a result of the strip syndication of Baywatch, the third quarter of 1995 reflected substantially all cash and barter sales on the re-run syndication of the series to date. Additional barter sales on the strip syndication will be recognized in subsequent periods.

    AAFII revenues increased by $1,344,000 or 8% to $17,396,000 for the three months ended September 30, 1995 from $16,052,000 for the three months ended September 30, 1994. AAFII revenues from the production and distribution of television programming in Germany contributed $14,654,000 (84% of total AAFII revenues). AAFII revenues, on a pro forma basis (assuming a full three months in 1994), decreased by $2,338,000 or 12%, to $17,396,000 for the three months ended September 30, 1995. This decrease is attributable to the timing of the recognition of certain contracts which are expected to be recognized in future periods.

    Recorded music and merchandising revenues increased by $4,791,000, or 135%, to $8,332,000 for the three months ended September 30, 1995 from $3,541,000 for the three months ended September 30, 1994. This increase was primarily attributable to higher sales of new releases in the three months ended September 30, 1995, led by the new artist "Skee-Lo", with 383,000 albums shipped in the quarter, as compared with lower sales of new releases in the three three months ended September 30, 1994 and merchandising revenue of $1,430,000, as compared with no merchandising revenues in the year ago period.

    Operating Expenses. Total operating expenses increased by $38,557,000 or 110% to $73,646,000 for the three months ended September 30, 1995 from $35,089,000 for the three months ended September 30, 1994 due primarily to increased amortization of television program costs due to higher television revenues and increased costs in connection with increased recorded music and mechandising revenues. Such increases were offset by a $505,000 (7%) decrease in selling, general and administrative expenses, including corporate overhead and goodwill amortization, for the three months ended September 30, 1995 to $6,536,000 from $7,041,000 for the three months ended September 30, 1994. Such decrease is attributable to a one-time charge taken in 1994 relating to certain employment terminations.

    The Company's television division expenses, before overhead and goodwill amortization, increased by $34,990,000 or 136% to $60,672,000 (79% of total television revenues) for the three months ended September 30, 1995 from $25,682,000 (74% of total television revenues) for the three months ended September 30, 1994. The increase in television expenses as a percent of total television revenues is attributable to revenues recognized from certain programming which has lower gross profit percentages than the overall mix of the Company's other distributed programming. Television selling, general and administrative expenses during the three months ended September 30, 1995 of $3,143,000 increased by $655,000 or 26% from $2,488,000 for the three months ended September 30, 1994 due primarily to the increase in AAFII charges of $483,000 to $1,256,000 for the three months ended September 30, 1995 as compared with $773,000 for two months (from the date of the Fremantle Acquisition) through September 30, 1994.

    The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $4,072,000 or 172% to $6,438,000 (77% of total recorded music and merchandising revenues) for the three months ended September 30, 1995 from $2,366,000 (67% of total recorded music revenues) for the three months ended September 30, 1994. The dollar and percentage increases were primarily due to an increase in artist cost amortization, including the amortization of costs incurred for new artists which increased by $976,000 to $1,163,000 for the three months ended September 30, 1995 from $187,000 for the three months ended September 30, 1994 and merchandising costs of $1,030,000 as compared with no costs in the comparable prior period and other variable costs attributable to increased revenues.

    Operating Income. Total operating income for the Company increased $8,482,000 or 281% to $11,504,000 for the three months ended September 30, 1995 from $3,022,000 for the three months ended September 30, 1994 due principally to an increase in television operating income. Operating income from television operations increased $6,451,000 or 107% to $12,467,000 for the three months ended September 30, 1995 (after the inclusion of goodwill amortization and selling, general and administrative expenses of $3,679,000) from $6,016,000 for the three months ended September 30, 1994 (after the inclusion of goodwill amortization and selling, general and administrative expenses of $2,872,000). This increase in television operating income was primarily attributable to the revenue increases discussed above. Goodwill amortization for the quarter ended September 30, 1995 increased by $152,000 or 40% to $536,000 from $384,000 for the three months ended September 30, 1994 due primarily to the inclusion of AAFII amortization for three months in 1995 as compared with two months in the comparable 1994 period.

    The Company's recorded music division recognized operating income of $123,000 (after the inclusion of selling, general and administrative expenses of $1,771,000) for the three months ended September 30, 1995 as compared to an operating loss of $496,000 (after inclusion of selling, general and administrative expenses of $1,671,000) for the three months ended September 30, 1994. Such increase in the operating income was primarily attributable to increased revenues as discussed above.

    Foreign Currency Exchange Gain. The Company recognized a foreign currency exchange gain of $114,000 for the three months ended September 30, 1995 as compared to a foreign currency exchange loss of $271,000 for the three months ended September 30, 1994 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of September 30, 1995 and 1994. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates.

To the extent the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

    Interest Expense. Interest expense, net of interest capitalized ($645,000) and interest income ($218,000), increased $357,000 to $1,914,000 for the three months ended September 30, 1995 from $1,557,000, net of interest capitalized ($140,000) and interest income ($56,000), for the three months ended September 30, 1994, due to increased borrowings in connection with the Fremantle Acquisition and as a result of increased production activity. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition.

    Income Taxes. The Company recorded a tax provision for the three months ended September 30, 1995 in the amount of $4,076,000 representing an effective rate of approximately 42%. During the three months ended September 30, 1994 the Company recorded income taxes of $104,000, representing foreign taxes withheld at the source and minimum state franchise taxes.

    Net Income. The net income of $5,628,000 for the three months ended September 30, 1995 compares with net income of $1,090,000 for the three months ended September 30, 1994. The variance is attributable to matters discussed above. Earnings per share increased to $.68 per primary share and $.46 per fully diluted share for the three months ended September 30, 1995 as compared to $.16 per primary share and $.14 per fully diluted share for the three months ended September 30, 1994 due to the quarter to quarter increase in net income partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase of shares is due to the inclusion of the shares issued in connection with the Fremantle Acquisition for three months through September 1995 as compared to two months through September 1994 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the treasury method.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 1995 and 1994.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                         1995            1994
                                                    -------------    --------------
    Revenues:
       Television                                         90.3%         83.3%
       Recorded music and merchandising                    9.7          16.7
                                                         -----         -----
          Total                                          100.0         100.0
    Operating expenses:
       Television                                         71.8          62.8
       Recorded music and merchandising                    7.5          10.8
       Selling, general and administrative                11.3          23.5
       Goodwill amortization                               1.0           0.7
                                                         -----         -----
          Total                                           91.6          97.8
    Other expense, principally interest                    4.0           6.0
                                                         -----         -----
    Income (loss) before income taxes                      4.4%         (3.8)%
                                                         =====         =====

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

    Revenues. The Company's total revenues increased by $94,459,000 or 144%
to $160,177,000 for the nine months ended September 30, 1995 from $65,718,000 for the nine months ended September 30, 1994. Revenues from television operations increased by $89,866,000 or 164% to $144,637,000 for the nine months ended September 30, 1995 from $54,771,000 for the nine months ended September 30, 1994. This increase was due primarily to the inclusion of the AAFII revenues of $53,100,000 for the full nine months ended September 30, 1995 compared to $16,052,000 for two months (from the date of the Fremantle Acquisition) through September 30, 1994; the initial recognition of Baywatch strip syndication revenue of $33,905,000; the recognition of $10,450,000 from the new one-hour series Baywatch Nights, reflecting the delivery of ten of the 22 episodes for the 1995/1996 broadcast season; and a $9,015,000 or 45% increase in distribution revenues to $28,946,000 for the nine months ended September 30, 1995 from $19,931,000 for the nine months ended September 30, 1994. AAFII revenues from the production and distribution of television programming in Germany contributed $40,372,000, 76% of AAFII revenues. On a pro forma basis, AAFII revenues, assuming a full nine months, increased by $6,484,000, or 14%, to $53,100,000 for the nine months ended September 30, 1995 due to the commencement of production operations in Germany during that time period.

    Recorded music and merchandising revenues increased by $4,593,000, or 42%, to $15,540,000 during the nine months ended September 30, 1995 from $10,947,000 during the nine months ended September 30, 1994. This increase was primarily attributable to higher sales of new releases in the nine months ended September 30, 1995, as compared with sales of new releases in the nine months ended September 30, 1994, and merchandising revenues of $1,849,000 for the nine months ended September 30, 1995 as compared to no comparable revenues in the nine months ended September 30, 1994 period. Partially offsetting these revenue increases is a decrease in foreign licensing advances received in the nine months ended September 30, 1995 as compared with the nine months ended September 30, 1994.

     Operating Expenses. Total operating expenses increased by $82,483,000 or 128% to $146,781,000 for the nine months ended September 30, 1995 from $64,298,000 for the nine months ended September 30, 1994 due primarily to the inclusion of AAFII operating expenses which increased by $37,011,000 or 340% to $47,894,000 for the full nine months ended September 30, 1995 (including AAFII overhead and $1,509,000 of goodwill amortization) from $10,883,000 for the two months (from the date of the Fremantle Acquisition) through September 30, 1994 and additional amortization of television program costs of $76,394,000 for the nine months ended September 30, 1995, an increase of $54,253,000 or 245%, from $22,141,000 for the nine months ended September 30, 1994, due to the higher television revenues. Selling, general and administrative expenses, including corporate overhead and goodwill amortization, increased by $3,798,000 or 24% to $19,700,000 for the nine months ended September 30, 1995 from $15,902,000 for the nine months ended September 30, 1994 due principally to the inclusion of AAFII overhead, including goodwill amortization, for nine months in 1995 as compared with two months in 1994.

     The Company's television expenses increased by $73,686,000 or 128% to $114,980,000 (79% of total television revenues) for the nine months ended September 30, 1995 from $41,294,000 (75% of total television revenues) for the nine months ended September 30, 1994. The increase was primarily due to an increase in AAFII expenses of $32,607,000 or 333%, to $42,413,000 (80% of AAFII revenues) for the nine months ended September 30, 1995 from $9,806,000 for the two months (from the date of the Fremantle Acquisition) through September 30, 1994 and increased amortization of television program costs attributable to increased revenues. Television selling, general and administrative expenses during the nine months ended September 30, 1995 increased by $2,980,000 or 44%, to $9,817,000 from $6,837,000 for the nine months ended September 30, 1994 due primarily to the $3,199,000 increase in AAFII charges of $3,972,000 for the nine months ended September 30, 1995 from $773,000 for two months (from the date of the Fremantle Acquisition) through September 30, 1994. On a pro forma basis, AAFII expenses, assuming a full nine months, increased by $6,787,000, or 19%, to $42,413,000 for the nine months ended September 30, 1995 from $35,626,000 for the pro forma nine months ended September 30, 1994. Such increase was related to the commencement of production operations in Germany during that time period.

     Goodwill amortization for the nine months ended September 30, 1995 increased by $1,176,000 or 273% to $1,606,000 from $430,000 for the nine months ended September 30, 1994 due to the inclusion of goodwill amortization related to the Fremantle Acquisition of $1,509,000 for the nine months ended September 30, 1995, an increase of $1,201,000 or 390% from $308,000 for the two months (from the date of the Fremantle Acquisition) ended September 30, 1994. Corporate overhead of $3,430,000 for the nine months ended September 30, 1995 decreased by $831,000 or 20% from $4,261,000 for the nine months ended September 30, 1994 due primarily to charges for certain one-time employment terminations taken in 1994.

    The Company's recorded music and merchandising expenses increased $4,999,000 or 70% to $12,101,000 (78% of total recorded music and merchandising revenues) for the nine months ended September 30, 1995 from $7,102,000 (65% of total recorded music and merchandising revenues) for the nine months ended September 30, 1994. This increase was primarily due to an increase in artist cost amortization including the amortization of costs incurred for new artists which increased by $1,294,000 or 191% to $1,971,000 for the nine months ended September 30, 1995 from $677,000 for the nine months ended September 30, 1994 and merchandising costs of $1,317,000 as compared with no costs in the comparable prior period.

    Operating Income. Total operating income for the Company increased by $11,976,000 or 843%, to $13,396,000 for the nine months ended September 30, 1995 from $1,420,000 for the nine months ended September 30, 1994 due principally to increases in television operating income. Operating income from television operations increased by $12,024,000 or 194%, to $18,234,000 for the nine months ended September 30, 1995 from operating income of $6,210,000 for the nine months ended September 30, 1994. This increase in television operating income, which was primarily attributable to the increases in revenues and expenses discussed above, was partially offset by increases in amortization of goodwill and overhead.

    The Company's recorded music operations recognized an operating loss of $1,408,000 (after inclusion of selling, general and administrative expenses of $4,847,000) for the nine months ended September 30, 1995 as compared to an operating loss of $527,000 (after inclusion of selling, general and administrative expenses of $4,372,000) for the nine months ended September 30, 1994. Such increase in the operating loss was primarily attributable to increased artist cost amortization and decreased foreign licensing advances offset by merchandising income.

    Foreign Currency Exchange Gain. The Company recognized a foreign currency exchange gain of $242,000 for the nine months ended September 30, 1995 as compared to a foreign currency exchange loss of $271,000 at September 30, 1994 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of September 30, 1995 and 1994. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates. To the extent the Company does not enter into foreign currency swap agreements, the Company may record foreign exchange losses and gains in the future.

    Interest Expense. Interest expense, net of interest capitalized ($1,006,000) and interest income ($262,000), increased by $2,961,000, or 80% to $6,642,000 for the nine months ended September 30, 1995 from $3,681,000, net of interest capitalized ($155,000) and interest income ($152,000), for the nine months ended September 30, 1994, due to increased borrowings in connection with the Fremantle Acquisition and as a result of increased production activities. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition.

    Income Taxes. The Company recorded a tax provision for the nine months ended September 30, 1995 in the amount of $2,938,000 which reflects an expected effective tax rate for 1995 of 42%. During the nine months ended September 30, 1994, the Company recorded income taxes of $135,000, representing foreign taxes withheld at the source and minimum state franchise taxes.

    Net Income. The net income increased by $6,724,000 to $4,057,000 for the nine months ended September 30, 1995 from a net loss of $2,667,000 for the nine months ended September 30, 1994 as a result of the factors discussed above. Earnings per share increased to $.50 per primary share and $.43 per fully diluted share for the nine months ended September 30, 1995 as compared to a loss of ($.54) per primary and fully diluted share for the nine months ended September 30, 1994 due to the period to period increase in net income partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase of shares is due to the inclusion of the shares of stock issued in connection with the Fremantle Acquisition for nine months through September 1995 as compared with two months through September 1994 as well as an increase in the number of equivalent shares of outstanding options and other warrants determined using the treasury method.


LIQUIDITY AND CAPITAL RESOURCES

    This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1994.

    Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and third party and bank financings. The proceeds from these financings were used to complete the Mark Goodson Acquisition, the Fremantle Acquisition and the LBS Acquisition, to finance the Company's operations, including the production of Baywatch and Baywatch Nights, and for general operating expenses.

    On October 18, 1995 the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission for purposes of registering a proposed underwritten public offering of 4,500,000 shares of the Company's Class B
Common Stock, of which 500,000 shares are to be offered for sale by a selling stockholder. 675,000 additional shares subject to an over-allotment option in favor of the underwriters are to be offered for sale by certain officers and employees of the Company (subject to being covered by the Company under certain circumstances). There is no assurance that the offering will be consummated or, if consummated, that the terms thereof will not be modified.

    As of October 6, 1995, the Company consummated an Asset Purchase Agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned, directly or indirectly by the Company and The Interpublic Group of Companies, Inc. ("Interpublic"), agreed to acquire substantially all of the assets (excluding assets relating to the lottery business) and to assume certain specified liabilities (the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively the "Sellers"). The purchase price consists of a payment by the Company of $25,000,000 in cash and issuance by Interpublic of $25,000,000 in its common stock to the Sellers, together with a contingent earn-out described below. Under the earn-out, the LLC will pay to an assignee of the Sellers a specified percentage of "Domestic Net Profits" (i.e.
generally gross receipts less production costs, if from the exploitation in the U.S. and Canada (currently, primarily consisting of "The Price Is Right") of the Goodson game shows and other purchased television formats during the five-year period following October 6, 1995 (which period is subject to extension for an additional five years if total earn-out payments do not equal $48,500,000, in which case the earn-out shall be payable in neither a minimum nor a maximum amount). The specified percentage of Domestic Net Profits payable to the Sellers with respect to "The Price Is Right" is 75% during the network exhibition of the program during the five years after October 6, 1995 and otherwise the specified percentage is generally 50% for other programs. However, the earn-out does not apply to any net profits realized from the international exploitation of any of the purchased game shows or other purchased television formats.

    Based upon a preliminary review and evaluation, substantially all of the Company's $25,000,000 portion of the initial purchase price has been allocated to goodwill. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original goodwill over a 25 year period. To the extent additional contingent purchase price payments are made, amortization will increase in future periods. Management of the Company is in the process of reviewing the allocation of the purchase price and, when completed, may modify its preliminary allocation. The Mark Goodson Acquisition will be accounted for by the Company under the equity method of accounting.

    In April 1995, the Company secured a new $110,000,000, subsequently increased to $135,000,000, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank consisting of the following five tranches: (A) a term loan of $30,000,000 (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle Acquisition; (B) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch, of which $14,000,000 was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (C) a revolving credit facility of up to $20,000,000 in the aggregate for production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (D) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company, of which $10,000,000 was initially used to primarily refinance existing bank debt related to the (the "Working Capital Line" or "Tranche D") and (E) the $25,000,000 Goodson Term Loan described below. The Working
Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities". In connection with the Mark Goodson Acquisition, the Company effected a credit utilization of the Working Capital Line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its $25,000,000 cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility was amended to provide an additional $25,000,000 term loan under this facility ("Tranche E" or the "Goodson Term Loan"), which increased the total facility to a maximum of $135,000,000, in order to refinance the Company's reimbursement obligations under the Letter of Credit.

    The obligations of the Company under the Chemical Bank Facilities, the Term Loan and the Goodson Term Loan are cross-collateralized. The Term Loan matures on December 31, 1998. The Chemical Bank Facilities and the Goodson Term Loan mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amount the Company may borrow under Tranche B, C and D is based upon the value of the collateral in the borrowing base which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either (i) at LIBOR plus 2-3/4% (8.56% as of November 13, 1995), or (ii) at the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-3/4% (10.50% as of November 13, 1995), subject to reduction if certain financial ratios are satisfied. As of November 13, 1995, the Company has outstanding borrowings of $27,500,000 under the Term Loan and approximately $47,950,000 under the Chemical Bank Facilities with approximately $26,150,000 available for borrowing under the Chemical Bank Facilities.

    The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. Additionally, the Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights. The Goodson Term Loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow," defined to mean all payments due to the LLC (as defined in Note 6) under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Goodson Term Loan be prepaid to specified levels).

    Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Term Loan until such time as the Term Loan is repaid in full. The Term Loan is repayable in thirteen quarterly principal installments as follows: September 1995, $2,500,000 (which amount was paid); December 1995, $2,500,000; March
1996, $500,000; June 1996, $500,000; September 1996, $3,000,000; December 1996,
$3,000,000; March 1997, $1,000,000; June 1997, $1,000,000; September 1997,
$3,000,000; December 1997, $3,000,000; March 1998, $1,000,000; June 1998,
$1,000,000; September 1998, $4,000,000 and a final installment due on the last borrower's day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

    Under the Goodson Term Loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative, tax and other distributions to the LLC, to repay the Goodson Term Loan. The Company has agreed to a "make whole" provision so that following the repayment in full of the Goodson Term Loan (or earlier, in the case of certain acceleration events), each of the other members of the LLC will have received its equal share of LLC cash flow, together with interest to the extent that the Company received disproportionate use of cash. The "make whole" will be payable out of LLC cash flow or, if accelerated in accordance with its terms, at the Company's option, in cash, shares of Common Stock or shares of Class B Common Stock (subject, in the latter case, to certain liquidity tests being met). Interpublic also has the benefit of certain "put" rights and the Company has been granted certain "call" rights and, if granted, the proposed Interpublic Option, with respect to Interpublic's membership interest in the LLC, the exercise of which could substantially reduce the Company's liquidity. The Company's obligations to Interpublic will be supported by guarantees by AAG and certain related licensees and secured by a second priority security interest, subject only to the first priority security interest of the lenders with respect to the Goodson Term Loan in the assets and shares of AAG and the related licensees and Company's direct or indirect membership interests in the LLC. In this connection, the lenders and Interpublic have entered into an Intercreditor Agreement with the Company relating to their respective rights in connection with the Goodson Term Loan.

    During the nine months ended September 30, 1995, the Company used cash of $16,178,000 in its operations which was an increase in cash usage of $7,505,000 compared with the $8,673,000 of net cash used by its operations for the nine months ended September 30, 1994. This negative cash flow from operations was due primarily to an increase in accounts receivables of $39,831,000 (primarily from the strip syndication of Baywatch) and net additions to television program costs of $7,588,000 (primarily related to the 1995/1996 broadcast season), partially offset by an increase in accounts payable, accrued expenses and royalties payable and due to producers and participations payable. The Company experienced a net increase in cash flow from financing activities of $25,432,000 during the first nine months of 1995, primarily due to an increase in borrowings under the Company's production and working capital loans in excess of repayments. The Company expects, from time to time, to continue to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, out of its lines of credit or outside sources.

    As described more fully below, the Company will have substantial capital requirements during the next twelve months principally arising from the acquisition, production and distribution of television programming and the continued release of record albums requiring related marketing, promotion and recording expenses. The commencement of the production of television programming for the 1995/1996 broadcast season has required the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital together with anticipated cash flow from operations, net proceeds from the offering and other available funding sources will be sufficient to meet its working capital needs for the next twelve months.

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

Television Production and Distribution

    In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will ultimately recoup payments made under its guarantees from licensing fees and the sale of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and cash receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there can be no assurance that existing advances and guarantees or those from expansion will be recouped by the Company and, if not recouped, that such payments will not have a material adverse affect on the Company. In addition, the Company's working capital requirements in connection with development and production activities relating to potential network programming are expected to substantially increase as a result of the Company's agreement, effective August 1995, with The Gerber Company ("TGC") and David Gerber.

Recorded Music Operations

    In the course of its distribution activities, the Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses, which requires substantial capital.

    The Company currently has a roster of 15 active artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Such growth has required the Company to fund artist advances and recording costs, recording studio and other overhead and marketing expenses were funded with cash flows from operations and by the Company's working capital credit facility.

    Minimum contractual commitments to existing artists totaled approximately $409,000 at November 13, 1995 and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster. The Company's receipt of periodic advances from its foreign distributors is dependent upon the Company meeting certain minimum delivery requirements under its foreign distribution agreement.

Inflation

    The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

PART II        OTHER INFORMATION

ITEM 5.

    On November 1, 1995 All American Communications, Inc. announced, pursuant to a news release, a copy of which is attached hereto as Exhibit 99 and incorporated by this reference herein, that the acquisition of Mark Goodson Productions, L.P., through a 50/50 joint venture with The Interpublic Group of Companies, Inc. (NYSE: IPG), was completed following termination of a regulatory waiting period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         11 Statement re: Computation of Per Share Earnings - Three and Nine Months ended September 30, 1995 and 1994.

         27        Financial Data Schedule.

         99        News Release dated November 1, 1995.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ALL AMERICAN COMMUNICATIONS, INC.

Date:    November 14, 1995             By:      /s/ Anthony J. Scotti
                                                --------------------------------
                                                Anthony J. Scotti,
                                                Chief Executive Officer





Date:    November 14, 1995             By:      /s/ Thomas Bradshaw
                                                --------------------------------
                                                Thomas Bradshaw,
                                                Chief Financial Officer and
                                                Treasurer (Principal financial
                                                officer and principal accounting
                                                officer)

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                INDEX TO EXHIBITS

                                                                                        PAGE
              EXHIBIT                                                                  NUMBER
              -------                                                                  ------
11            Statement re: Computation  of Per Share  Earnings - Three and
              Nine Months ended September 30, 1995 and 1994.

27            Financial Data Schedule.

99            News Release dated November 1, 1995.