Form 10-K
period 1995-12-31
ALL AMERICAN COMMUNICATIONS INC
filed 1996-04-01
CIK 783265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended             December 31, 1995                , OR
                  ----------------------------------------------


/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------


                       Commission File Number  0-14333
                                               -------

                      ALL AMERICAN COMMUNICATIONS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         95-3803222
- -----------------------------------         ------------------------------------
(State of or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 808 Wilshire Boulevard, Santa Monica, California                90401-1810
- -------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (310) 656-1100
                                                  -----------------------------


Securities registered pursuant to Section 12 (b) of the Act
                                      None
Securities registered pursuant to Section 12 (g) of the Act
                                      Common Stock, $0.0001 par value
                                      Common Stock, Class B, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                  -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $12,705,000 based upon the closing price of such stock on March 13, 1996. As of March 13, 1996, there were 5,662,652 shares of Common Stock, and 5,720,000 shares of Common Stock, Class B outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement of the registrant to be filed with the Commission not later than April 29, 1996, pursuant to Regulation A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.



Total number of pages      80              Exhibit Index begins on page   35
                       -----------                                      --------

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, including All American Television, Inc. ("AATV"), Scotti Brothers Entertainment Industries, Inc. ("SBEI"), All American Fremantle International, Inc. ("AAFII"), All American Television Production, Inc. ("AATP") and All American Goodson, Inc. ("AAG") (and together with their respective wholly-owned subsidiaries, collectively the "Company" or "All American"), is a diversified entertainment company engaged in television and recorded music production and distribution. The Company is a leading independent supplier of television programming, including the production and domestic distribution of Baywatch, currently in its sixth season, the production and world-wide distribution of Baywatch Nights currently in its initial season, and the production and world-wide distribution of the new series Sinbad, commencing in September 1996. In addition, the Company is one of the world's largest distributors of television game shows outside of the United States. In October 1995, in order to further strengthen its position in the game show business, a joint venture managed by the Company (the "LLC" or "Mark Goodson Productions"), acquired substantially all of the assets of Mark Goodson Productions, L.P., ("Goodson") and a related company (the "Mark Goodson Acquisition"), including rights to The Price Is Right, Match Game, Password, Beat the Clock, Family Feud, Card Sharks, What's My Line, To Tell the Truth and other Goodson game show formats. Such rights have been licensed to the Company, by the LLC, in perpetuity. Effective January 1, 1996, the Company agreed to acquire the remaining interest in the joint venture and become the sole owner of the LLC, subject to customary closing conditions. See
"-- Acquisitions". The Company also distributes an extensive library of television programming and has operated as an independent record producer since 1981.

         The Company's principal business strategies are to: (i) develop, produce and distribute quality television programming on a world-wide basis;
(ii) increase its library of programming for television distribution by both internal production and acquisition of rights from third parties; and (iii) develop its recorded music operations through acquiring both new and established artists and increasing sales from its catalog.

         The Company's principal executive offices are located at 808 Wilshire Boulevard, Santa Monica, California 90401-1810, and its telephone number is
(310) 656-1100.


TELEVISION OPERATIONS

         The Television Industry

         The television industry may be broadly divided into three major segments: (i) production, involving the development, financing and making of television shows; (ii) distribution, involving the promotion and exploitation of completed television shows; and (iii) broadcast, involving the airing or broadcast of programming over network affiliated stations, independent stations and cable or satellite television. The U.S. broadcast television market is served by network affiliated stations, independent stations and cable and satellite television operators. During prime time hours (primarily 8:00 P.M. to 11:00 P.M. in the Eastern and Pacific time zones and 7:00 P.M. to 10:00 P.M. in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the networks. In non-prime time, network affiliates telecast network programming, off-network programming (reruns), first-run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, telecast self produced programming, off-network programming or first-run programming from independent producers or syndicators. In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale to advertisers ("barter"), or for a combination of cash and barter.

         Domestic Television Production

         In May 1991, the Company acquired the rights to produce the weekly action drama series Baywatch, starring David Hasselhoff. Baywatch is currently one of the highest rated one hour series in first-run syndication in the United States. In December 1991, the Company also acquired the domestic rights to distribute the original episodes on a strip basis (i.e., Monday through Friday). The original 23 episodes were produced by a third party and aired on the NBC network during the 1989/1990 broadcast season. Broadcast of the Baywatch episodes produced by the Company commenced in the United States in September 1991. Since it began producing Baywatch for the 1991/1992 broadcast season, the Company has produced and delivered an aggregate of 110 episodes of Baywatch through the 1995/1996 broadcast season. Additionally, the Company has launched the domestic rerun syndication of 111 previously aired episodes of Baywatch on a strip basis commencing in June 1995. See "-- Domestic Television Distribution." The Company has committed to produce 22 episodes of Baywatch for the 1996/1997 broadcast season.

         Based upon the success of its Baywatch series and the popularity of its star, David Hasselhoff, the Company is producing a Baywatch spin-off, Baywatch Nights, for exhibition in first-run syndication. Baywatch Nights has been licensed for the 1995/1996 broadcast season to television stations covering approximately 96% of the U.S. market, and the Company is the exclusive domestic and, through AAFII, the exclusive international distributor of the series. Through December 31, 1995, the Company had produced and delivered 17 of the 22 episodes of Baywatch Nights for the 1995/1996 broadcast season. The Company has committed to produce 22 episodes of Baywatch Nights for the 1996/1997 broadcast season.

         The Company has reached an understanding with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing $670,000 of the $825,000 per episode production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option, exercisable on or before February 15 of each of the initial three broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, in the event Atlantis does not exercise its right to continue producing Sinbad, such right to produce the series reverts to the Company.

         In July 1995, the Company entered into an arrangement with The Gerber Company ("TGC") pursuant to which the operations of TGC have been incorporated into the Company's television development and production operations for a two-year term through August 1997, subject to a one-year renewal option in favor of the Company. Pursuant to this arrangement, David Gerber renders exclusive services to the Company, subject only to his involvement with certain pre-existing projects. Mr. Gerber, formerly a senior executive of both Columbia Pictures Television and MGM Television, has assumed the position of President, All American Television Production, Inc., a wholly-owned subsidiary of the Company. Mr. Gerber is responsible for developing programming for both network television and, to a lesser extent, first-run syndication. While head of television programming at a major studio, Mr. Gerber was responsible for television projects such as thirtysomething and In The Heat of the Night. TGC is currently developing movies-for-television and episodic series for potential network and first run syndication exhibition.

         Domestic Television Distribution

         In addition to producing Baywatch, the Company distributes the show domestically to independent broadcast stations. During the 1994/1995 broadcast season, the Company licensed the show to independent broadcast stations covering approximately 99% of the United States television market. The 1995/1996 broadcast season represents the fifth consecutive season for which the Company has produced and domestically distributed the show. Through March

22, 1996, Baywatch had been licensed for the 1995/1996 broadcast season to television stations covering approximately 99% of the United States television market.

         The Company has launched a domestic rerun ("strip") syndication package of 111 previously aired Baywatch episodes (some combination of 23 episodes originally produced by a third party and 110 episodes produced by the Company) for broadcast during the 1995/1996 and 1996/1997 broadcast seasons ending September 1997 (at which time such episodes are licensed to USA Networks pursuant to the license described below). Domestic rerun syndication typically involves the exhibition of programming five days a week on local television stations and/or cable services after first-run exhibition. Typically, to be successful in rerun syndication, a television series must have at least 65 episodes (the equivalent of three full television seasons). Through March 11, 1996, the rerun syndication package had been licensed to television stations covering more than 95% of the U.S. television market on a cash and barter basis, and the Company continues to actively market the package. As of March 11, 1996, the Company had generated approximately $19.0 million of cash sales (i.e., excluding barter) related to the domestic strip licensing of Baywatch and, in addition, will generally retain three minutes of advertising time per telecast. The cash sales will be collected ratably over the term of the strip license period.

         In addition to producing the new series Baywatch Nights, the Company is distributing the show domestically and internationally. Through March 11, 1996, Baywatch Nights had been licensed for the 1995/1996 broadcast season to television stations covering approximately 96% of the U.S. television market. The Company has entered into a sublicensing agreement for the distribution of the show throughout Continental Europe. The Company is currently in the process of distributing Baywatch Nights for the 1996/1997 broadcast season, both domestically and internationally. As of March 22, 1996, Baywatch Nights had been licensed for the 1996/1997 broadcast season to television stations covering more than 64% of the U.S. market. While the Company expects to license Baywatch Nights to television stations covering more than 70% of the U.S. television market, the clearance level necessary to sell national advertising time, there is no assurance that the Company will be successful in obtaining such clearance level.

         Through March 22, 1996, Sinbad had been licensed for the 1996/1997 broadcast season to television stations covering more than 68% of the U.S. television market, including an agreement with the Tribune Entertainment
Company ("Tribune") whereby Tribune has agreed to clear Sinbad on its owned and operated television stations including those in New York, Los Angeles, Chicago, Philadelphia and Houston, representing more than 28% of the U.S. television market. In consideration for clearing Sinbad on its stations, Tribune retains the right to sell the national advertising time in each weekly telecast of Sinbad for a specified fee. While the Company expects to license Sinbad to television stations covering more than 70% of the U.S. television market, the clearance level necessary to sell national advertising time, there is no assurance that the Company will be successful in obtaining such clearance level.

         In May 1995, the Company entered into an exclusive license agreement with USA Networks in regard to the licensing of up to 110 episodes of Baywatch, 22 episodes of Sirens, 22 episodes of Acapulco H.E.A.T. and, under certain circumstances, up to 22 episodes of Baywatch Nights. As a result of the Company's intention to produce Baywatch Nights for the 1996/1997 broadcast season, Baywatch Nights is now excluded from this agreement. The license agreement is exclusive in the United States, its territories and possessions (including Puerto Rico) over all forms of transmission by all means (including, without limitation, free over-the-air broadcasts, basic and pay cable, or via video on demand), other than via continuous first-run syndication and other than the rerun strip syndication of the first 110 episodes of Baywatch during the period commencing June 26, 1995 through September 19, 1997. The initial term of the license agreement commenced in May 1995 for Acapulco H.E.A.T. and October 1995 for Sirens, and in September 1997 for Baywatch, with a common termination date of September 2000 for all three shows. Revenue will be recognized on commencement of the license period for each show. The minimum license fee aggregates $25.3 million, for 110 episodes of Baywatch, 22 episodes of Sirens and 22 episodes of Acapulco H.E.A.T., payable in 36 equal monthly installments of approximately $.7 million commencing September 1997 through August 2000. The license agreement also provides that if Baywatch is produced for first-run syndication during the 1996/1997 or the 1997/1998 broadcast seasons and certain conditions concerning the availability of the leading performers of the series are met (or waived by USA Networks), USA Networks is obligated to extend the license to include such broadcast seasons, and the minimum license fee is increased by specified amounts. USA Networks also has certain options to extend the term of the license for up to four years for additional specified consideration.

         In January 1995, the Company reached an understanding with United Television/Chris Craft Industries, Inc. ("Chris Craft") whereby the Company was engaged, commencing with the then remaining portion of the 1994/1995 broadcast season through September 1997, as the exclusive domestic television distributor for The Richard Bey Show, a daily afternoon one-hour talk show. Chris Craft has agreed to deliver 39 weeks of original one-hour programs during each 52 week broadcast season and to air The Richard Bey Show on Chris Craft's six owned and operated stations in New York, Los Angeles, San Francisco, Minneapolis, Phoenix and Portland.

         Fremantle International (AAFII)

         Through AAFII, the Company currently produces and distributes approximately 90 game shows in 28 countries. The Company's programming outside the United States has expanded to include the foreign distribution rights to the Goodson game show formats as well as such shows as The Price Is Right, The Dating Game, $25,000 Pyramid, Jeopardy and Let's Make a Deal. The Company now distributes, and, in some cases, locally produces game shows throughout Europe, Asia, Australia and South America. The Company believes that it is one of the world's largest suppliers of television game shows outside of the United States.

         The Company distributes and, in some cases, produces game shows pursuant to licensing contracts ("producer contracts") with various producers who control the rights to specific game show formats (e.g., The Price Is Right, The Newlywed Game, Let's Make a Deal, etc.). The Company licenses the right to create and/or distribute game shows on a local basis in various international territories using the successful U.S. format. Thus, for example, the Company produces German language versions of The Price Is Right and Let's Make a Deal which include German hosts and contestants and are televised in the German market.

         The rights derived from the producer contracts are sub-licensed to broadcast outlets in mostly Western European territories ("sublicense contracts") with major television exhibitors. These sub-license contracts have terms which generally range from one to three years with renewal options.
While the sublicense contracts are generally of a short term nature, the risk of their non-renewal is, as historically determined, largely a function of ratings performance. In a number of cases, the Company's programs are among the top rated programs in their time slots in their markets. There is no assurance that the Company can continue to achieve the ratings necessary to cause the programs to be renewed or that the programs will be renewed. The producer contracts generally include provisions or are subject to a course of dealing which allow AAFII or the Company to retain distribution rights indefinitely (except in certain circumstances where there is a specific outside term) under expired producer contracts on stations in those territories in which the show is already being broadcast. In such a case, the Company would not have the right to sell the show into new territories unless a new contract was negotiated, thereby limiting certain growth opportunities. By virtue of the Mark Goodson Acquisition, the Company is in a position to expand AAFII's business with respect to Goodson game show formats in new territories. See " -- Mark Goodson Productions."

         Developing strong international distribution capabilities has complemented the Company's existing production business. For example, the Company is distributing Baywatch Nights and will distribute Sinbad in both the domestic and international marketplace. AAFII's management is broadly experienced in the various facets of international television production and distribution, and it has strong links with the advertising community.

         Mark Goodson Productions

         Goodson has been a well-known producer of television game show programs for many years. Since 1946, Goodson has produced over 30,000 episodes of television programming, totaling approximately 17,000 broadcast hours. Goodson was the creator of and, pursuant to the Mark Goodson Acquisition, has transferred ownership rights to its popular game show formats to the LLC. The Company agreed, effective as of January 1, 1996, to acquire sole ownership of the LLC, subject to customary closing conditions. The game show formats owned by the LLC and licensed to the Company in perpetuity include:

 Beat the Clock            Get the Message           Password Plus             The Better Sex

 Blockbusters              He Said, She Said         Play Your Hunch           The Match Game

 Body Language             Hit the Jackpot           Rate Your Mate            The Name's The Same

 By Popular Demand         It's News To Me           Say When!                 The Price Is Right

 Call My Bluff!            Judge For Yourself        Showoffs                  To Tell The Truth

 Card Sharks               Make The Connection       Snap Judgment             Trivia Trap

 Child's Play              Mindreaders               Split Personality         Two For The Money

 Choose Up Sides           Missing Links             Spin To Win               Winner Take All

 Double Dare               Now You See It            Super Password            What's My Line?

 Family Feud               Number Please             Tattletales               What's Going On

 New Family Feud           Password                  That's My Line

         Goodson produced television programming for network broadcast and television syndication in the United States and licensed the rights to its game show formats to international licensees for local television production outside the United States. Currently, the only Goodson show in initial network exhibition is The Price Is Right, in its 24th season, hosted by Bob Barker and exhibited on the CBS network as a day-time program. The Company expects that negotiations will commence with CBS with respect to the 1996/1997 broadcast season shortly, although there is no assurance that the series will be continued. During the 1994/1995 broadcast season, Goodson also produced New Family Feud hosted by Richard Dawson which was exhibited in first-run syndication through the Company.

         Mark Goodson Productions currently licenses the rights to its game show formats to international licensees (including AAFII which has the European rights) who produce local versions of the shows for broadcast outside the United States. The Price Is Right, for example, is licensed for production in eight foreign countries and is known as Le Juste Prix in France, Der Press Ist Heiss in Germany and El Precio Justo in Spain.

         The Goodson game show formats are currently broadcast in approximately 26 foreign markets. Many formats, including Blockbusters, Card Sharks, Family Feud, Now You See It, The Price Is Right and To Tell The Truth, are licensed in more than one foreign country.

         In addition to rights to the use of its formats for new production, Goodson also transferred ownership to the Company of a library of tapes of previous game show episodes. This library, which includes almost 17,000 broadcast hours of programming and approximately 30,000 episodes, is one of the largest game show libraries in the world. Goodson has maintained high-quality tapes covering a substantial proportion of its production. Prior to the Mark Goodson Acquisition, Goodson entered into a license agreement with the Sony Game Show Channel (the "Channel"), which license has been assigned to the LLC. The Channel is a cable service dedicated to the broadcast of game show material. For existing episodes, the Goodson license to the Channel provides for certain exclusivity rights in the United States and Canada in favor of the Channel other than for standard broadcast television. The license also covers new episodes produced by third parties under format licenses. For certain other new game show series, the Channel has certain first negotiation rights. The term of the license expires on October 11, 1997 unless extended or renewed. See " -- Acquisitions" for a description of the Mark Goodson Acquisition.

         Library

         Television programming currently distributed or represented by the Company consists of a library of more than 135 motion pictures, including various specials and 11 Bob Hope classic titles. The Company distributes All American Feature Theater, a package of feature length motion pictures acquired by the Company in separate agreements with Vision International, Skouras Pictures and Live Entertainment, among others. The Company also distributes other programming, including a mini-series titled Sherlock Holmes: Incident at Victoria Falls, and documentary series. In addition, the Company acquired certain programming rights from Blair Entertainment Corporation and John Blair Communications, Inc. in June 1992, including distribution rights to Divorce Court.

         The Company distributes children's television programming consisting of both television series and animated feature films, including Heathcliff and Inspector Gadget. In February 1993, the Company entered into a long term sublicense agreement with The Family Channel for the animated series Heathcliff for the domestic cable and syndication markets.

         The Company has been building an extensive library of programming to support its distribution activities. The Company currently distributes, represents or owns participation interests in more than 135 motion pictures and more than 50 television series, and a variety of children's programming and live-event specials. The distribution terms and rights vary as to media and geographic area for each program, but are generally for representation or distribution throughout the United States except for the game shows, which are for distribution both domestically and internationally. Extension of terms may be available in certain cases if the Company meets pre-defined performance standards. The Company intends to seek extensions of the distribution periods for these properties on satisfactory economic terms, although there is no assurance that the Company will be able to do so. The table below sets forth certain of these properties as of March 13, 1996:

 SERIES Baywatch, Baywatch Nights, Acapulco H.E.A.T., America's Top Ten, BeachClash, Divorce Court, Sirens, Stuntmasters, Tales From The Darkside


 GAME SHOWS            Mark Goodson Productions library, The Dating Game,
                       $25,000 Pyramid


 CHILDREN'S SERIES     Bots Master, Heathcliff, Inspector Gadget


 MOTION PICTURES       Bad Influence, Care Bears Movie, Care Bears Movie II,
                       Eddie and the Cruisers II, Eye of the Tiger, Freeze
                       Frame, Ghostwriter, Hansel and Gretel, He's My Girl, It
                       Nearly Wasn't Christmas, Lady Beware, Wild Orchid


 BOB HOPE CLASSIC      Cancel My Reservation, The Great Lover, How to Commit
 FILMS                 Marriage, The Lemon Drop Kid, My Favorite Brunette,
                       Paris Holiday, The Private Navy of Sgt. O'Farrell, Road to Bali, Road to Rio, Seven Little Foys, Son of Paleface


 SPECIALS The Boy King, Christmas at the Movies, The Elvis Files, Exploring Psychic Powers, The JFK Conspiracy, The Kennedy Assassinations, Madonna Exposed, Mysteries of the Pyramids, Remembering Marilyn, Return to the Titanic, The Royal Family -- In Crisis


 MINI-SERIES           Around the World in 80 Days, Sherlock Holmes: Incident
                       at Victoria Falls, Sherlock Holmes and the Leading Lady

         Acquisition of Properties for Distribution

         The Company generally acquires properties for television distribution by entering into agreements with producers/owners or by producing or co-producing its own programs. The Company distribution agreements generally provide that the revenues derived from the program are allocated between the producer and the Company on a pre-negotiated basis. Acquisitions are based on projected station demand and acceptance as well as expected advertiser sponsorship.

         Under some arrangements, the Company will guarantee that the producer's share of the revenue will not be less than a specified dollar amount. In other instances, the Company will provide the producer with a production advance, in which case the Company usually recoups such advance before making any remittance of the producer's share of revenues. Where possible, the Company has endeavored to limit its risk by arranging for other distribution or major station groups to provide production, financing and/or distribution services in exchange for a portion of the Company's fees.

         In addition to U.S. television broadcast rights, the Company also acquires, where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs which it distributes. These acquisitions are typically on a long term exclusive basis, often between three and twelve years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program if the producer fails to deliver the contracted programming.

         Concentration and Competition

         Competition in the production and distribution of television programming is intense. The Company's programming competes with other first-run programming, network reruns and programs produced by local television stations. The Company competes with many other companies that have been acquiring, producing and distributing programs longer than the Company, and most of these companies have greater financial resources than the Company. These competitors include large television and film studios such as The Walt Disney Company, Paramount Communications Inc., Columbia Pictures Television, 20th Century Fox Film Corp., MCA Inc., and Warner Bros. Inc., as well as other television distribution companies such as King World Productions, Inc. and Viacom International, Inc. The Company also competes with other companies for the sale of television advertising time, including Tribune Broadcasting Co./Entertainment Co., Viacom International, Inc. and King World Productions, Inc.

         The Company's success is highly dependent upon such various unpredictable factors as the viewing preferences of television audiences. Public taste is unpredictable, and a shift in demand could cause the Company's programming to lose its appeal. Television programming also competes for audiences with many other forms of entertainment and leisure time activities, some of which include new areas of technology (e.g., video games and home video), the impact of which on the Company's operations cannot be predicted.

         For the Company to successfully place its syndicated television programming with independent television stations, the Company must generally enter into an agreement with station groups which own stations in the New York, Los Angeles and Chicago markets. The largest of these station groups include Chris Craft and Tribune which own or operate stations covering 19.4% and 28.4% of the domestic television market, respectively.

         During the years ended December 31, 1995, 1994 and 1993, The Fremantle Corporation, a corporation not affiliated with the Company, accounted for 6%, 13% and 17% of consolidated revenues, respectively. As of October 1995, in connection with the Mark Goodson Acquisition, a wholly-owned subsidiary of the Company obtained world-wide distribution rights to the formats and tapes in the Goodson library, subject to certain existing licenses Such distribution rights are granted into perpetuity. See " -- Acquisitions". In 1995, licensing arrangements with three producers represented 77% of gross revenues of AAFII: the Goodson license represented 40% of such gross revenues; the Hatos Hall license represented 31% of such gross revenues and expired in March 1996 (the Company is presently in discussions regarding the renewal of this license); and the Columbia license represented 6% of such gross revenues and expired in 1992.


GOVERNMENT REGULATION

         In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC), to own and syndicated television programming. The impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although it is expected that there will be an increase in-house productions of television programming for the network's own use. It is possible that this change will have a negative impact on the Company's business. Additionally, in international markets, the Company may be subject to local content and quota requirements which effectively prohibit or limit access to particular markets.

         In a decision released September 1, 1995, the FCC repealed the Prime Time Access Rule, effective August 30, 1996. The Prime Time Access Rule generally prohibits network-affiliated television stations in the top 50 television markets from broadcasting more than three hours of network programs, or programs previously aired on a network during the four prime time viewing hours (i.e., 7:00 p.m. - 11:00 p.m. Eastern and Pacific time, and 6:00 p.m. - 10:00 p.m. Central and Mountain times). Due to the Prime Time Access Rule, network-affiliated television stations often acquire a certain amount of programming (typically including game shows) for exhibition during the prime time access period from independent television producers and syndicators.
While the Company's sale of syndicated programming during prime time is primarily to independent television stations rather than to network-affiliated stations, it is possible that the repeal of the Prime Time Access Rule may constrict the market for the Company's television programming product and that the Company might be subject to increased competition.

         On February 1, 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), and President Clinton signed it into law on February 8, 1996. The 1996 Act is the first comprehensive re-write of the Communications Act of 1934, as amended (the "1934 Act") and dramatically changes the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, from local and long-distance telephone services, to broadcasting, cable television, and equipment manufacturing. The 1996 Act eliminates many entry barriers to the telecommunications business, relaxes concentration and merger rules, and delegates authority for implementing the Act to the FCC.

         Pursuant to the 1996 Act, the FCC has revised broadcast multiple ownership rules so as to allow a single individual, person or entity to own or control or have a cognizable interest in television stations that reach as much as 35 percent of the nation's television households. In addition, as mandated by the 1996 Act, the FCC has eliminated the numerical limits previously set forth in the FCC's rules on the number of television stations that a given individual or entity could own, or have an attributable interest in.

         Under the 1996 Act, manufacturers of television set equipment will be required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast along with the program. Unless the television industry establishes a voluntary ratings system by February 1998, the FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC. A coalition of various segments of the entertainment industry has announced plans to devise a voluntary industry ratings code for rating video programming with respect to violent, sexual or indecent content. The industry coalition has announced its intent to have these new guidelines in place before February 1997.

         Other provisions of the 1996 Act allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service. The 1996 Act thus fosters the development of a larger number of video program distribution sources.

         The impact on the Company of the changes in the 1934 Act brought about by the 1996 Act and by accompanying changes in FCC rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming product as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revision allowing a single television station licensee to own television stations reaching up to 35 percent of the nation's television households, may place additional competitive pressures on program suppliers who are unaligned with any television station group owners.


ANCILLARY BUSINESSES

         The Company generates additional revenue by merchandising certain of its television properties, principally Baywatch, and by developing on-line and interactive applications. The Company also retains music publishing rights with respect to its television and recorded music products to the extent possible.


ACQUISITIONS

         The Company from time to time considers the acquisition of program rights and the expansion of its business through the acquisition of assets or business of other entities engaged in businesses complementary to the current operations of the Company. As part of the implementation of its strategy to acquire assets or businesses that increase production and distribution capabilities, the Company significantly expanded its international television production and distribution operations with the acquisition of certain assets of Fremantle International, Inc. in August 1994 (the "Fremantle International Acquisition") and its potential world-wide expansion in the television game show business with the Mark Goodson Acquisition in October 1995. As further described below, effective January 1, 1996, the Company agreed to acquire sole ownership of the net assets of Mark Goodson Productions.

         The price for the Fremantle International Acquisition consisted of $31.5 million in cash, 630,000 shares of Common Stock and 25,200 shares of newly created Series B Convertible Preferred Stock (which were subsequently converted into 2,520,000 shares of Class B Common Stock). Additionally, the Company incurred transaction costs of $1.0 million. Upon consummation of the Fremantle International Acquisition, certain international programming rights (excluding programming rights under the Goodson contract) were transferred to the Company, and 100% of the non-voting equity of Fremantle International, Inc. (representing 99% of the total outstanding equity) was transferred to the Company.

         As of October 6, 1995, the Company consummated the Mark Goodson Acquisition, pursuant to which the LLC acquired substantially all of the assets (excluding those relating to the lottery business) and assumed certain specified liabilities (the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively, the "Sellers"). The purchase price consisted of payment by the Company of $25.0 million in cash and issuance by Interpublic of $25.0 million in its common stock to the Sellers, together with a contingent earn-out described below. Under the earn-out, the LLC will initially pay to an assignee of the Sellers a specified percentage of "Domestic Net Profits" (i.e. generally gross receipts less production costs, if applicable, a distribution fee to the Company under certain circumstances and residual payments) realized from the exploitation in the United States and Canada of the Goodson game shows (currently, primarily The Price Is Right) and other purchased television formats during the five-year period following October 6, 1995 (which period is subject to extension for an additional five years if total earn-out payments do not equal $48.5 million, in which case the earn-out shall be payable in neither a minimum nor a maximum amount). The specified percentage of Domestic Net Profits payable to the Sellers with respect to The Price Is Right is 75% during the network exhibition of the program during the five years after October 6, 1995 and otherwise the specified percentage is generally 50% for other programs. However, the earn-out does not apply to any net profits realized from the international exploitation of any of the purchased game shows or other purchased television formats. Additionally, the Company incurred transaction costs of $.8 million.

         Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (as defined) (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the term loan (the "Term Loan") as provided under the Company's credit facility with its primary lender, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $.7 million due 30 days from the Closing Date and the balance due 30 days after maturity of the Term Loan (December 31, 1998) and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Term Loan as provided under the Company's credit facility with its primary lender. The consummation of the IPG/Goodson Agreement is subject to expiration of a regulatory waiting period and approval under the Company's primary credit facility, which conditions are expected to be met shortly. (See "Management's Discussion and Analysis --Liquidity and Capital Resources"). The IPG/Goodson Agreement is in lieu of and replaces the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, which was effective only after April 30, 1996, for $25.9 million in cash (increasing during the option exercise period at a rate of 7% per annum).


RECORDED MUSIC OPERATIONS

         The Recorded Music Industry

         According to statistics released by the Recording Industry Association of America, Inc., sales in the United States recorded music industry increased 2% during 1995 to $12.3 billion, based in part on the shipment of 1.11 billion units of records, tapes, compact discs ("CDs ") and music videos. Industry wide unit shipments of CDs grew 9.9% as compared to new shipments in 1994.
CDs also generally have a higher wholesale price and per unit gross profit margin than vinyl records and tapes. However, recordable CDs, digital audio tape ("DAT") and digital compact cassette ("DCC") technology has recently been introduced into the marketplace and enables consumers to make high quality duplicates from original CDs and DATs. In the absence of adequate copyright protection, recordable CD, DAT and DCC technology may affect industry sales of CDs, DATs and DCCs. It is not possible to predict the extent to which sales will be affected.

         Recorded Music Artists and Catalog

         The Company's recorded music division has been in business for approximately 14 years, nine years as a custom label and approximately the last five years as a full service operation. During this period, the Company has released approximately 140 albums of individual artists, groups and motion picture soundtracks. The Company's current roster is comprised of 17 active artists, including soul singer James Brown, Grammy nominee Skee-Lo and music humorist "Weird Al" Yankovic, whose recently released album, entitled Bad Hair Day, includes the separately released single Amish Paradise, (a parody of Coolio's Grammy winning rap "Song of the Year", Gangsta's Paradise), which is also the subject of a music video produced by the Company. The Company, which recently changed the product mix of its new recorded music product to focus more on urban and alternative music, (due in part to the success of these music styles), has launched a new label named Street Life which markets and promotes urban and rap records. The Company's music catalog currently has approximately 75 catalog albums in active release. The following table sets forth certain albums in the Company's catalog:

 "WEIRD AL" YANKOVIC      Alapalooza, Bad Hair Day, Dare to be Stupid,
                          Even Worse, The Food Album, Greatest Hits, Greatest
                          Hits Vol. II, In 3-D, Off the Deep End, Permanent
                          Record (Box Set), Polka Party

 JAMES BROWN              Gravity, Greatest Hits  of the Fourth Decade,
                          Greatest Hits-Live, I'm Real, Live at the Apollo,
                          Living in America, Love Overdue, Universal James

 SKEE-LO                  I Wish

 SURVIVOR Caught in the Game, Eye of the Tiger, Greatest Hits, Moment of Truth, Premonition, Vital Signs, When Seconds Count

 E.L.O. PART II           Electric Light Orchestra Part 2, Greatest Hits-Live

 THE NYLONS               Because, Four on the Floor, Harmony, The Christmas
                          LP, Live to Love

 SWEET SABLE              Old Time's Sake

 12 GAUGE                 12 Gauge, Let Me Ride Again

 YELLA                    Dedicated to Eazy E

 FREDDIE JACKSON          Private Party

 COUNT BASIE,             Jazz Fest Masters
 SARAH VAUGHN,
 DIZZY GILLESPIE

 EDDIE & THE CRUISERS     Eddie:  The Unreleased Tapes

 JOHN CAFFERTY & THE      Roadhouse, Tough All Over
 BEAVER BROWN BAND

 SOUNDTRACKS              Another 48 Hours, Baywatch, Cliffhanger, Cobra,
                          Eddie & The Cruisers,  Eddie & The Cruisers II:
                          Eddie Lives, Never Talk to Strangers, Rambo III,
                          Revenge of the Nerds, Rocky IV, The Transformers,
                          UHF

         Music Distribution

         Music distribution includes the sale and physical delivery of product to retailers and the collection of the related receivables. Generally, the recorded music industry attempts to restrict the return to the distributor of products that remain unsold through the use of penalties on the percentage of delivered products that are returned.

         The Company has operated its recorded music division as a full service label since September 30, 1990, and had obtained certain distribution services, primarily physical delivery of the product, collection of receivables and certain sales functions, from the Bertlesmann Music Group ("BMG") through December 31, 1995. Commencing January 1, 1996, Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA"), assumed responsibility for these distribution functions in the domestic market pursuant to a distribution agreement with an initial term of five years, under which WEA receives a distribution fee. David Mount, a director of the Company, is an executive officer of WEA. The Company is responsible for all other activities, including producing, marketing, promoting and manufacturing recorded music product for domestic distribution. These arrangements require the Company to fund various costs resulting in more risk to the Company, as opposed to a "custom label" arrangement where, for a larger distribution fee, the distributor assumes responsibility for substantially all of the activities currently handled by the Company. The WEA distribution agreement provides a $3.0 million non-refundable, non recoupable payment to the Company as consideration for the Company's entering into the agreement. This agreement may be extended, at WEA's option, if at the end of the initial five year term net sales of the Company's product through WEA have not reached $150 million. Such extension shall only continue until cumulative net sales reach $150 million. The Company owns 64-track digital and 24-track recording facilities which enable the Company to produce recordings at a reduced cost in comparison to the cost of using outside facilities. During the years ended December 31, 1995, 1994 and 1993, domestic record sales accounted for approximately 8%, 11% and 14% of consolidated revenues, respectively.

         The Company has extended, effective July 1, 1995, its existing foreign record distribution agreement with PolyGram S. A. ("PolyGram") solely with respect to its current catalog product for five years, expiring June 30, 2000. PolyGram provides the Company with distribution and collection of record sales for which the Company earns a royalty based on recorded music product sold throughout the world (net of reserves for returns), excluding the United States, Canada and Japan. PolyGram is responsible for all costs and expenses in connection with manufacturing, marketing, promotion and distribution in its territories.

         The Company has also entered into arrangements with other companies for distribution of the Company's recorded music products in Canada (Attic) and Japan (Pony/Canyon, Inc.). These arrangements provide for advances to the Company against royalties to be earned by the Company on recordings sold. The Company is in discussion with other companies concerning the distribution of its new product in the PolyGram territories.

         Marketing and Promotion

         Marketing involves advertising and otherwise gaining exposure for recordings and artists through public performances and magazines, radio and television, other media and point-of-sale material. Promotion consists of efforts to obtain air play by radio stations of the recordings in coordination with the marketing and distribution programs. Under its WEA distribution agreement, the Company is responsible for all such domestic activities and expenses.

         Because the success of recording artists and releases is highly dependent upon consumer tastes and critical response, as well as public awareness of recording artists, the level of marketing and promotional activities and expenses necessary in any particular instance cannot be predicted with certainty.

         The production and distribution of music videos to accompany certain major record releases have become a promotional necessity and an additional financial burden to the releasing company. These videos may significantly increase the losses on any individual release should such recording not be successful, or increase revenues on a successful recording.

         Concentration and Competition

         There are six major recorded music distribution companies: WEA, Sony Music, BMG, PolyGram, Capitol Records/EMI (CEMA) and MCA Records, Inc. (UNI). The combined sales of these companies (with the inclusion of their independent distribution) represent substantially all of the sales in the recording industry. Significant consolidation has occurred through the acquisition by these major companies of smaller recorded music companies, such as the acquisitions by PolyGram of A&M, Island Records and Motown Record Corp.

         The success of any musical release depends upon unpredictable and changing factors such as the individual tastes of critics and consumers. The capital resources, artist rosters and retail penetration of the "major" recorded music companies are significantly greater than those of the Company. The greater capital resources of the "majors" permit them to withstand longer periods of low rates of successful releases.

         The relatively large number of artists under contract with a "major" could tend to increase the absolute number of profitable records produced by such a company; however, there are also inherent risks of producing relatively large numbers of unsuccessful products. While the Company has several successful artists under contract, each of the

"majors" has far larger numbers of such artists under contract and may therefore be less affected than the Company by a single success or failure.

         Through the Company's arrangement for distribution with WEA and PolyGram, the Company seeks to take advantage of the distribution facilities of two of the "majors" and their inherently greater market penetration.


EMPLOYEES OF THE COMPANY

         The Company has approximately 240 full-time employees and 3 part-time employees, of whom 65 are based in its New York office, 55 are based in its Santa Monica office, 86 are based in Germany, 20 are based in London and 13 are based in other countries, principally Europe. When in production, the Company has approximately 150 temporary employees per episode working on the production of episodic series such as Baywatch and Baywatch Nights. The production season typically runs from March to December, with post-production activities typically continuing into the following March.

         Various employees, of the Company's subsidiaries, working on production of programming are, or were, covered by collective bargaining agreements with various professional guilds, including the Screen Actors Guild, the Writers Guild of America, the American Federation of Television and Recording Artists, the Directors Guild of America and the Association of Canadian Television and Radio Artists, depending upon production locations and various other factors.

         The Company believes that its relations with employees are good.

ITEM 2.          PROPERTIES

         The Company conducts its domestic television production and recorded music operations primarily from its headquarters in Santa Monica, California and conducts its domestic distribution operations primarily from New York, New York. The Company conducts its recording studio operations from Santa Monica, California. The Company conducts its international television production and distribution operations primarily from its administrative offices in New York, New York, Hurth, Germany and London, England.

         The following table sets forth certain information relating to the principal properties of the Company:

                                                                            SQUARE      TERMS OF
 LOCATION            PRIMARY USES                                             FEET      OCCUPANCY
 --------            ------------                                             ----      ---------
 Santa Monica,       Executive and administrative offices, Company           32,000     Leased (1)
   California        headquarters

 New York, New       AATV executive administrative offices; sales office     23,200     Leased (2)
   York

 New York, New       Administrative offices                                   8,000     Leased (3)
   York

 Santa Monica,       Administrative offices                                   2,200     Leased (4)
   California

 Marina del Rey,     Administrative offices, production studio               29,600     Leased (5)
   California

 Marina del Rey,     Administrative offices, production studio               13,000     Leased (6)
   California

 Santa Monica,       Production offices, recording studio                    10,000     Owned
   California

 London, England     Executive and administrative offices                     5,000     Leased (7) (12)

 London, England     Executive and administrative offices                     2,000     Leased (8) (12)

 Hurth, Germany      Administrative offices, production studio               37,000     Leased (9)

 Koln, Germany       Administrative offices, production studio               16,000     Leased (10)

 Athens, Greece      Administrative offices                                   2,700     Leased (11) (12)


(1) Lease provides for monthly base rent of approximately $69,000 commencing in February 1996, subject to annual increases, and expires in February 2006, with three additional two-year renewal options. As of March 13, 1996, the Company incurred moving costs of approximately $50,000 in connection with the move of its executive offices in February 1996.

(2) Lease provides for monthly base rent of approximately $51,000 commencing on June 1, 1994, subject to annual increases, and expires on May 31, 1999, with an additional three-year renewal option.

(3) Lease provides for annual base rent of approximately $166,000 for the first five years and approximately $181,000 for the last five years and expires on March 1, 2001. Approximately 3,500 square feet of this space is subleased to a non-affiliated third party.

(4) Lease currently obligates the Company to pay approximately $52,500 per year, subject to annual cost of living adjustments, through expiration on April 30, 1996. Upon expiration, the Company intends to lease this property on a month to month basis with rent payments of $4,300. The property is owned by Anthony J. Scotti and Benjamin J. Scotti.

(5) Lease provides for a monthly base rent of approximately $20,500 and expires in June 1996, with five additional one-year renewal options. The Company has executed its renewal option extending the lease through June 1997 for a monthly base rent of approximately $20,500.

(6) Lease provides for a monthly base rent of approximately $14,500 commencing in March 1995 and expiring in February 1996. The Company has negotiated a new lease with a monthly base rent of $12,150 commencing in March 1996 and expiring in February 1997.

(7) Lease provides for an annual base rent of approximately $89,200 through November 3, 1996. Rent escalates to approximately $94,400 effective on November 4, 1996 through November 4, 1997.

(8) Lease provides for annual rent of approximately $23,000 with annual escalations through November 4, 1997.

(9) Lease provides for annual rent of approximately $112,200 through termination on October 1, 1996.

(10) Lease provides for annual rent of approximately $63,700 through termination on December 31, 1996.

(11) Lease provides for annual rent of approximately $44,900 through April 14, 1997.

(12) Lease rates are based upon prevailing exchange rates and are subject to currency fluctuation.


ITEM 3.          LEGAL PROCEEDINGS

         On August 24, 1993, an action was instituted against certain subsidiaries of the Company, among other defendants, in the United States District Court, Southern District of New York, by John Cafferty (Case No. 93 Civ. 5914 (CES)), who has written and recorded certain music released by the defendants, for an accounting, compensatory damages (including actual damages and profits or statutory damages pursuant to the Copyright Act), punitive damages, costs and attorneys' fees, and an injunction to prohibit the Company and its subsidiaries from manufacturing, distributing or selling albums by Mr. Cafferty. The Company has remitted the full amount of royalty payments that it believes are due to Mr. Cafferty through December 31, 1995. The Company believes that there are good and meritorious defenses to these claims. A motion for partial summary judgement has been filed by the Company, and a decision has not been rendered on the motion. There can be no assurance that the Company will be successful on the merits of the lawsuit.

         In September 1994, the Company filed a complaint (as amended) against the producers of the series Acapulco H.E.A.T. in the Superior Court of the State of California, County of Los Angeles (Case No. BC 110161) alleging, among other things, breach of contract and fraud. The Company had entered into an agreement, dated as of October 7, 1992, with the producers for the Company to distribute the series Acapulco H.E.A.T. in the domestic television market. Subject to the fulfillment of certain terms by the producers, the Company agreed to pay a distribution advance of $6,600,000 (plus an additional amount per episode under certain circumstances) payable over ten months commencing on November 30, 1993. As of December 31, 1994, the Company had made payments totaling approximately $4,698,000, at which time a dispute with the producers with regard to the non-fulfillment of certain terms by the producers was raised by the Company. The unpaid portion of the advance payments, totaling approximately $2.5 million, was placed in an interest-bearing restricted cash account pending resolution of the dispute. The producers filed an answer and cross-complaint alleging, among other things, breach of contract and fraud in connection with the agreement to distribute Acapulco H.E.A.T. and breach of contract and fraud in connection with the Company's barter distribution of certain theatrical films unrelated to Acapulco H.E.A.T. The Company did not exercise its option to distribute any additional new episodes of Acapulco H.E.A.T. for the 1994/1995 broadcast season. An agreement in principle has been reached to settle this litigation, the specific terms of which are currently being negotiated. If the settlement is not consummated, the Company intends to vigorously pursue its claim and defend against the cross-complaint.

         On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3.7 million plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment.

         In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled any claims which CLBN may have against such persons, including but not limited to causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was therefore unwilling to enter into any tolling agreement. The Company and CLBN are currently engaged in discussions regarding the potential resolution of all of their disputes. While there is no assurance that these discussions will be successful in terminating the disputes, the Company believes that CLBN's claims will not have a material adverse effect on the Company's financial position.

         In addition, the Company is party to other routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market ("NNM") under the symbol AACI. The Company's Class B Common Stock is traded on the NNM under the symbol AACIB. The following table sets forth, for the periods indicated, the high and low closing sale prices per share for the Common Stock and the Class B Common Stock. For the period prior to December 14, 1995, the table sets forth the high and low bid price quotations per share of the Common Stock as reported on the NASDAQ SmallCap Market.


                                                     COMMON STOCK                     CLASS B COMMON STOCK
                                            -------------------------------      -------------------------------
                                                 LOW               HIGH              LOW                HIGH
                                            -------------     -------------      -------------     -------------
 YEAR ENDED DECEMBER 31, 1993

        First Quarter                           6.500               7.750            -                    -

        Second Quarter                          6.750               8.250            -                    -

        Third Quarter                           7.000              10.250            -                    -

        Fourth Quarter                          7.250              10.500            -                    -

 YEAR ENDED DECEMBER 31, 1994

        First Quarter                           7.250               9.750            -                    -

        Second Quarter                          7.000               9.250            -                    -

        Third Quarter                           7.000               9.750            -                    -

        Fourth Quarter                          5.250               7.250            -                    -

 YEAR ENDED DECEMBER 31, 1995

        First Quarter                           6.250              10.000            -                    -

        Second Quarter                          8.250              11.500            -                    -

        Third Quarter                           9.750              13.688            -                    -

        Fourth Quarter (through                 9.875              13.375            -                    -
        December 13, 1995)

        Fourth Quarter (following               9.250              10.625            8.375                10.625
        December 13, 1995)

 YEAR ENDING DECEMBER 31, 1996

        First Quarter (through March            9.625              10.875            7.750                 9.000
        13, 1996)

- ---------------------------------

         On March 13, 1996, the closing sale prices of the Common Stock and Class B Common Stock as reported on the NNM were $10.50 and $8.125 per share, respectively. As of March 13, 1996, there were 72 holders of record of the Common Stock and 13 holders of record of the Class B Common Stock.


DIVIDENDS

         The Company did not pay dividends on its Common Stock or Class B Common Stock during the years ended December 31, 1995, 1994 or 1993 and currently does not intend to pay any dividends on its Common Stock or Class B Common Stock in the foreseeable future. Further, the Company's credit facilities restrict the payment of dividends to holders of the Company's Common Stock or Class B Common Stock. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


    The following table sets forth the Selected Consolidated Financial Data of the Company for the five most recent fiscal years. In February 1993, the Company transferred its ownership of certain indirect film company subsidiaries to a third party. Such transfer has been accounted for as a discontinued operation as of December 31, 1992. In February 1993, the Company acquired the stock of LBS Communications, Inc. ("LBS"). The financial data for periods subsequent to February 1993 reflect the acquisition of LBS. In August 1994, the Company acquired certain assets, non-voting stock and assumed certain liabilities of Fremantle International, Inc. through AAFII. The financial data for periods subsequent to August 1994 reflect the results of AAFII. In October 1995, the Company, in a joint venture with Interpublic, completed the Mark Goodson Acquisition. The financial data for periods subsequent to October 1995 reflect the Mark Goodson Acquisition, accounted for using the equity method of accounting. The Company agreed to acquire the remaining interest in the joint venture effective as of January 1, 1996, subject to customary closing conditions. The data should be read in conjunction with the Consolidated Financial Statements, related notes, and Management's Discussion and Analysis included elsewhere in this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1995            1994             1993
                                                              ------------     -----------      -----------
 OPERATING DATA:
 ---------------
 Revenues:
         Television                                           $  206,734       $   98,771       $   57,407

         Recorded music and merchandising                         22,026           16,130           13,215
                                                              ------------     -----------      -----------
                                                                 228,760          114,901           70,622
                                                              ------------     -----------      -----------
 Expenses:
         Television                                              164,764           75,196           42,560

         Recorded music and merchandising                         15,803           10,750            9,780

         Selling, general and administrative                      24,102           21,523           16,074

         Goodwill amortization                                     2,399              971              133
                                                              ------------     -----------      -----------
                                                                 207,068          108,440           68,547
                                                              ------------     -----------      -----------
 Operating income                                             $   21,692       $    6,461       $    2,075
                                                              ============     ===========      ===========

 Income from continuing operations                            $    7,248       $      455       $      380
                                                              ============     ===========      ===========

 Income (loss) per share applicable to common
         stockholders from continuing operations:
         Primary                                              $      .87       $      .07       $   .87 (1)
                                                              ============     ===========      ===========

         Fully diluted                                        $      .71       $      .07       $   .78 (1)
                                                              ============     ===========      ===========
 BALANCE SHEET DATA:
 -------------------
 Receivables, net                                             $  115,581       $   62,338       $   43,226
                                                              ============     ===========      ===========
 Television program costs, net                                $   74,644       $   68,437       $   52,381
                                                              ============     ===========      ===========
 Total assets                                                 $  301,582       $  208,007       $  112,521
                                                              ============     ===========      ===========
 Due to producers                                             $   26,271       $   27,278       $   22,086
                                                              ============     ===========      ===========
 Notes payable                                                $  134,982       $  115,343       $   60,424
                                                              ============     ===========      ===========
 Redeemable stock:

         Preferred                                            $       --       $       --       $       --
                                                              ============     ===========      ===========
         Common                                               $       --       $       --       $       --
                                                              ============     ===========      ===========
 Stockholders' equity (capital deficiency)                    $   68,280       $   28,083       $    7,503
                                                              ============     ===========      ===========


                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      1992             1991
                                                                  -----------      -----------
 OPERATING DATA:
 ---------------
 Revenues:
         Television                                               $   45,302       $   25,173

         Recorded music and merchandising                             12,616            7,758
                                                                  -----------      -----------
                                                                      57,918           32,931
                                                                  -----------      -----------
 Expenses:
         Television                                                   32,078           18,337

         Recorded music and merchandising                              9,250            4,885

         Selling, general and administrative                          13,471            9,543

         Goodwill amortization                                           138               67
                                                                  -----------      -----------
                                                                      54,937           32,832
                                                                  -----------      -----------
 Operating income                                                 $    2,981       $       99
                                                                  ===========      ===========

 Income from continuing operations                                $    1,863       $      145
                                                                  ===========      ===========

 Income (loss) per share applicable to common
         stockholders from continuing operations:
         Primary                                                  $  (.18)(2)      $  (.49)(2)
                                                                  ===========      ===========

         Fully diluted                                            $  (.18)(2)      $  (.49)(2)
                                                                  ===========      ===========
 BALANCE SHEET DATA:
 -------------------
 Receivables, net                                                 $   27,178       $   16,769
                                                                  ===========      ===========
 Television program costs, net                                    $   33,993       $   19,293
                                                                  ===========      ===========
 Total assets                                                     $   74,130       $   46,856
                                                                  ===========      ===========
 Due to producers                                                 $   17,237       $   10,056
                                                                  ===========      ===========
 Notes payable                                                    $   11,234       $   10,419
                                                                  ===========      ===========

 Redeemable stock:

         Preferred                                                $   11,124       $   10,496
                                                                  ===========      ===========
         Common                                                   $    9,241       $    7,941
                                                                  ===========      ===========
 Stockholders' equity (capital deficiency)                        $    2,681       $     (882)
                                                                  ===========      ===========


(1) Per share income from continuing operations applicable to common stockholders for the year ended December 31, 1993 includes a gain of $3.9 million, which represents the excess carrying value of the redeemable preferred and common stock formerly outstanding over the price paid for its purchase, net of accretion and dividends on such redeemable stock.

(2) Per share income from continuing operations applicable to common stockholders for the years ended December 31, 1992 and December 31, 1991 includes the effect of $2.7 million and $2.1 million, respectively, of accretion and dividends on redeemable stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company is a diversified entertainment company which produces, distributes, markets and promotes television programs and recorded music both domestically and internationally.

         The television industry is broadly divided into three major segments:
(i) production, involving the development, financing and making of television shows; (ii) distribution, involving the promotion and exploitation of completed television shows; (iii) and broadcast, involving the airing or broadcast of programming over network affiliated stations, independent stations and cable or satellite television. The U.S. broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. During prime time hours (primarily 8:00 p.m. to 11:00 p.m. in the Eastern and Pacific time zones and 7:00 p.m. to 10:00 p.m. in the Central and Mountain time zones), network affiliates primarily broadcast programming produced for the networks. In non-prime time, network affiliates telecast network programming, off-network programming (reruns), first-run programming (programming produced for distribution on a syndicated basis) and local programming produced by the local stations themselves. Independent television stations, during both prime and non-prime time, telecast self produced programming, off-network programming or first-run programming from independent producers or "syndicators". In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale to an advertiser ("barter"), or for a combination of cash and barter. The Company domestically distributes programming for television produced by the Company or unrelated third parties in the first-run and rerun syndication markets. In general, the Company receives its revenues from program license fees paid by broadcasters and/or by selling advertising time for programs distributed on a barter basis.

         Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U.S. television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory to sponsors desiring national coverage. The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater. See "Business
- - Television Operations - Domestic Television Distribution."

         Rates for the sale of advertising time are established on the basis of certain levels of audience rating and, in some cases, a demographic make-up of the viewing audience assumed by the Company. Because the Company's arrangements with advertisers do not permit the Company to receive advertising revenue on the amount by which the actual ratings or demographic make-up (as determined by Nielsen Media Ratings or similar ratings services) exceed the assumed ratings or demographic make-up, it is in the interest of the Company to establish as high an assumed rating and as favorable a demographic make-up as possible. If the television program does not achieve the assumed rating or demographic make-up, the Company may be obligated to offer the advertiser additional advertising time ("make goods") on the same program or on other programs. "Make goods" are the predominant means by which the Company satisfies such obligations to advertisers. Alternatively, the Company may be obligated to refund a portion of the advertising revenue derived from such sales. There can be no assurance in advance that the actual rating or demographic make-up of a particular program will support the rates initially charged for advertising time on such programs. The Company generally reports net revenues from barter syndication after deducting a reserve for potential make goods. Historically, such reserve has been sufficient to cover the actual provision for make goods, although there is no assurance that such reserve will continue to be adequate.

         Sponsors that regularly purchase advertising time in the Company's programs include Procter & Gamble, Bristol Myers-Squibb, MCI, Beecham, Kellogg Company, Nestle and RJR Nabisco. Sales are typically made through advertising agencies representing the sponsors. The barter syndication licenses granted by the Company provide that the Company retains a negotiated amount of commercial time per program for sale to national advertisers, with the remaining commercial time retained by the station for local sale. A significant percentage of the Company's revenues from television operations is derived from barter sales (approximately 29%, 42% and 58%, respectively, for each of the years in the three year period ended December 31, 1995). Barter sales may fluctuate significantly based on ratings of a particular program and general economic trends, such as advertising rates.

         In most cases, the Company's distribution revenues are based on a percentage of the net revenues derived from the sale of advertiser sponsorships and/or from cash license fees. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recoups such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues, and its fee for advertiser sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a pre-determined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. For the 1994/1995 broadcast season, the Company made advance payments and/or certain guarantees with respect to Superhuman Samurai Syber Squad, Sirens and The New Family Feud. For the 1995/1996 broadcast season, the
Company made no such guarantees.   The Company has committed to provide
$670,000 of the $825,000 per episode production budget for up to 22 episodes of Sinbad for the 1996/1997 broadcast season.

         Television production costs are capitalized as incurred. The income forecast method is used to amortize these costs based upon the revenues recognized in proportion to management's estimate of ultimate revenues to be received. Unamortized costs are reviewed periodically and compared with net realizable values on a project-by-project basis, and losses are provided to the extent necessary. Advertising revenues are recognized upon the commencement of the license period of the program and when the advertising time has been sold pursuant to non-cancelable agreements, provided the program is available for its first broadcast. The portion of recognized revenue which is to be shared with the producers and owners of the licensed program material (participations payable and due to producers) is accrued as the related revenue is recognized. Minimum guaranteed amounts from domestic television sales generally are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement unless the program is not yet available for exhibition. Revenues under foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the products are not yet available for broadcast or exploitation.

         Domestic revenues from recorded music are recorded as units are shipped to customers. The Company provides for estimated future returns of recorded music product at the time when the products are initially sold. These reserves are based upon historical experience. Actual returns are charged against the reserve. Foreign distribution of recorded music is effected through a distributor in exchange for guaranteed non-refundable advances against future royalties. Non- refundable guarantees from foreign sales are generally recognized as the Company satisfies its delivery requirements to its foreign distributor.

         Royalties earned by artists from sales of recorded music product are charged to expense as the related revenues are recognized. Advances to artists against future royalties are recorded as assets if the Company estimates that the amount of advances will be recoverable from future royalties to be earned by the artist, based upon the past performance and current popularity of the artist to whom the advance is made. Such artist advances and recording costs for new recording artists and for artists where recovery cannot be estimated are charged to expense as incurred. Pursuant to this policy, capitalized artist advances are reviewed on a quarterly basis, and any portion of advances that subsequently appears not to be fully recoverable from future royalties to be earned by the artist is charged to expense during the period in which the loss becomes evident. As a result, some quarters or years will have fluctuating levels of these expenses depending on the number or type of artists signed or on changes in recording activities from period to period. In the event of subsequent sales for any such artists for which the related advances were expensed, the Company will have a higher margin for these sales than for sales by the Company's other artists.

         A small number of television programs and musical recordings historically has accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. As a result of the strip syndication of Baywatch, the third quarter of 1995 reflected substantially all of the cash and a portion of the barter sales expected on the re-run syndication of the series to date. Additional barter sales on the strip syndication will be recognized in subsequent periods. In October 1995, in order to further strengthen its position in the game show business, the Company formed a 50/50 joint venture with Interpublic, which joint venture acquired substantially all of the assets of Mark Goodson Productions, L.P. and a related entity. Effective January 1, 1996, the Company agreed to acquire sole ownership of such joint venture. The assets acquired included ownership rights to approximately 40 Goodson games show formats, including the currently televised network game show The Price Is Right. Any change in programs from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of certain items included in the Company's Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993:

                                                              YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                   1995                          1994                              1993
                                         ------------------------        ------------------------       --------------------------
                                                       % OF TOTAL                      % OF TOTAL                       % OF TOTAL
                                            AMOUNT       REVENUE           AMOUNT        REVENUE           AMOUNT         REVENUE
                                         -----------   ----------        -----------   ----------       -----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
 Revenues:
   Television                            $  206,734        90.4%         $   98,771         86.0%         $   57,407        81.3%
   Recorded music and merchandising          22,026         9.6              16,130         14.0              13,215        18.7
                                         -----------   ----------        -----------   ----------       -------------   ----------
                                            228,760       100.0             114,901        100.0              70,622       100.0
                                         -----------   ----------        -----------   ----------       -------------   ----------
 Expenses:
   Television                               164,764        72.0              75,196         65.5              42,560        60.3
   Recorded music and merchandising          15,803         6.9              10,750          9.4               9,780        13.8
   Selling, general & administrative         24,102        10.6              21,523         18.7              16,074        22.8
   Goodwill amortization                      2,399         1.0                 971          0.8                 133         0.2
                                         -----------   ----------        -----------   ----------       -------------   ----------
                                            207,068        90.5             108,440         94.4              68,547        97.1
                                         -----------   ----------        -----------   ----------       -------------   ----------

 Operating income                            21,692         9.5               6,461          5.6               2,075         2.9
 Other expense, net                           9,195         4.0               5,676          4.9               1,520         2.1
                                         -----------   ----------        -----------   ----------       -------------   ----------
 Income before income taxes              $   12,497         5.5%         $      785          0.7%         $      555         0.8%
                                         ===========   ==========        ===========   ==========       =============   ==========

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

         Revenues

         The Company's total revenues increased by $113.9 million, or 99%, to $228.8 million for the year ended December 31, 1995, from $114.9 million for the year ended December 31, 1994. Revenues from television operations increased by $107.9 million, or 109%, to $206.7 million for the year ended December 31, 1995, from $98.8 million for the year ended December 31, 1994. This increase was due primarily to: (i) the inclusion of AAFII revenues of $82.5 million for the year ended December 31, 1995 compared to $31.8 million for five months (from the date of the Fremantle International Acquisition) through December 31, 1994; (ii) the recognition of Baywatch strip syndication revenue of $33.0 million; (iii) the recognition of $19.8 million from the new one-hour series Baywatch Nights, reflecting the delivery of 17 of the 22 episodes for the 1995/1996 broadcast season; and (iv) the recognition of $3.6 million, representing the Company's share of earnings relating to the Mark Goodson Acquisition for the period commencing October 6, 1995 through year-end, before amortization of goodwill and interest charges. AAFII revenues from the production and distribution of television programming in Germany contributed $58.9 million, or 71%, of AAFII revenues. On a pro forma basis, AAFII revenues, assuming a full 1994 year, increased by $20.1 million, or 32%, to $82.5 million for the year ended December 31, 1995, due principally to the commencement of additional production operations in Germany during the year and the increased participation of AAFII in the purchase of prize merchandising for its programming.

         Recorded music and merchandising revenues increased by $5.9 million, or 37%, to $22.0 million during the year ended December 31, 1995, from $16.1 million for the year ended December 31, 1994. This increase was primarily attributable to: (i) higher sales of new releases, led by the new artist Skee-Lo's "gold-selling" album entitled I Wish; (ii) the recognition of a $3.0 million non-refundable, non recoupable advance receivable from WEA upon the signing of a new domestic distribution agreement; and (iii) merchandising revenues of $1.8 million for the year ended December 31, 1995, compared to $.4 million for the year ended December 31, 1994. Partially offsetting these revenue increases was a decrease in foreign licensing advances received for the year ended December 31, 1995, compared with the year ended December 31, 1994.

         Operating Expenses

         Total operating expenses increased by $98.7 million, or 91%, to $207.1 million for the year ended December 31, 1995, from $108.4 million for the year ended December 31, 1994. This increase was due primarily to: (i) the inclusion of AAFII operating expenses which increased by $48.5 million, or 195%, to $73.4 million (89% of AAFII revenues) for the year ended December 31, 1995 (including AAFII overhead and $2.0 million of goodwill amortization), from $24.9 million (78% of AAFII revenues) for the five months (from the date of the Fremantle International Acquisition) through December 31, 1994; and (ii) amortization of television program costs of $90.4 million for the year ended December 31, 1995, an increase of $57.9 million (including an increase of $9.0 million in amortization included in AAFII operating expenses above), or 178%, from $32.5 million for the year ended December 31, 1994, due to the higher television revenues. Selling, general and administrative expenses, including corporate overhead and goodwill amortization, increased by $4.0 million, or 18%, to $26.5 million for the year ended December 31, 1995, from $22.5 million for the year ended December 31, 1994. This increase was due principally to the inclusion of AAFII overhead, including goodwill amortization, for the full year in 1995 compared with five months in 1994.

         The Company's television expenses increased by $89.6 million, or 119%, to $164.8 million (80% of total television revenues) for the year ended December 31, 1995, from $75.2 million (76% of total television revenues) for the year ended December 31, 1994. The increase was primarily due to the increase in AAFII expenses described above, increased amortization of television program costs attributable to increased revenues and increased distribution expenses in connection with the first run and strip syndication of Baywatch. Television selling, general and administrative expenses for the year ended December 31, 1995 increased by $3.1 million, or 31%, to $13.2 million from $10.1 million for the year ended December 31, 1994, due primarily to the $3.1 million increase in AAFII charges of $5.5 million for the year ended December 31, 1995, from $2.4 million for five months (from the date of the Fremantle International

Acquisition) through December 31, 1994. On a pro forma basis, AAFII expenses, assuming a full year, increased by $19.2 million, or 35%, to $73.4 million for the year ended December 31, 1995, from $54.2 million for the pro forma year ended December 31, 1994. Such increase was related to the commencement of additional production operations in Germany during the year and the increased participation of AAFII in the purchase of prize merchandising for its programming.

         Goodwill amortization for the year ended December 31, 1995 increased by $1.4 million, or 140%, to $2.4 million from $1.0 million for the year ended December 31, 1994, due to the inclusion of goodwill amortization related to the Fremantle International Acquisition of $2.0 million for the year ended December 31, 1995, an increase of $1.2 million, or 150%, from $.8 million for the five months (from the date of the Fremantle International Acquisition) ended December 31, 1994. As a result of the agreement by the Company to acquire the balance of the equity of the LLC effective January 1, 1996, in consideration for $27.8 million in cash and notes, which includes approximately $2.8 million for Interpublic's share of earnings through December 31, 1995, additional goodwill amortization of $1.0 million will be recognized per year before consideration of contingent earnout amounts (for which the Company will recognize 100% of the increased amortization). Corporate overhead of $4.7 million for the year ended December 31, 1995 decreased by $.9 million, or 16%, from $5.6 million for the year ended December 31, 1994, due primarily to charges for certain one-time employment terminations taken in 1994.

         The Company's recorded music and merchandising expenses increased $5.0 million, or 47%, to $15.8 million (72% of recorded music and merchandising revenues) for the year ended December 31, 1995, from $10.8 million (67% of music and merchandising revenues) for the year ended December 31, 1994. This increase was primarily due to an increase of $3.7 million in artist related costs to $14.5 million for the year ended December 31, 1995, from $10.8 million for the year ended December 31, 1994, and merchandising costs of $1.3 million compared with no costs in the comparable prior period.

          Operating Income

          Total operating income for the Company increased $15.2 million, or 236%, to $21.7 million for the year ended December 31, 1995, from $6.5 million for the year ended December 31, 1994, due principally to increases in television operating income. Operating income from television operations increased by $13.9 million, or 111%, to $26.4 million for the year ended December 31, 1995, from operating income of $12.5 million for the year ended December 31, 1994. Such increase in television operating income, which was primarily attributable to the increases in revenues and expenses discussed above, was partially offset by increases in amortization of goodwill and overhead.

         The Company's recorded music division recognized operating income of $.01 million (after inclusion of selling, general and administrative expenses of $6.2 million), for the year ended December 31, 1995, compared to an operating loss of $0.5 million (after inclusion of selling, general and administrative expenses of $5.8 million) for the year ended December 31, 1994. Such increase was primarily attributable to the increased revenue discussed above.

         Foreign Currency Exchange Gain

         The Company recognized a foreign currency exchange gain of $.3 million for the year ended December 31, 1995, compared to a foreign currency exchange gain of $.1 million at December 31, 1994 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. Dollars as of December 31, 1995 and 1994, respectively. The Company has not entered into any foreign currency swap agreements or any other foreign currency hedging activities. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates.

         Interest Expense

         Interest expense, net of interest capitalized ($1.2 million) and interest income ($.7 million), increased by $3.6 million, or 63%, to $9.3 million for the year ended December 31, 1995, from $5.7 million, net of interest capitalized

($.4 million) and interest income ($.2 million), for the year ended December 31, 1994, due to increased borrowings in connection with the Fremantle International Acquisition and as a result of increased production activities. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition and the purchase of the balance of the equity of the LLC.

         Income Taxes

         The Company recorded a tax provision for the years ended December 31, 1995 and 1994 in the amount of $5.2 million and $.3 million, respectively, which reflects an expected effective tax rate for both 1995 and 1994 of 42%.

         Net Income

         Net income increased by $6.7 million to $7.2 million for the year ended December 31, 1995, from a net income of $.5 million for the year ended December 31, 1994, as a result of factors discussed above. Earnings per share increased to $.87 per primary share and $.71 per fully diluted share for the year ended December 31, 1995, compared to income of $.07 per primary and fully diluted share for the year ended December 31, 1994, due to the period to period increase in net income partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase of shares was due to the inclusion of the shares of stock issued in connection with the Fremantle International Acquisition for the year through December 1995, compared with five months through December 1994, the issuance of additional shares in a public offering, and an increase in the number of equivalent shares from outstanding options and warrants determined using the treasury method.


FISCAL YEAR ENDED DECEMBER 31, 1994 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1993

         Revenues

         The Company's total revenues increased by $44.3 million, or 63%, to $114.9 million for the year ended December 31, 1994, from $70.6 million for the year ended December 31, 1993. Revenues from television operations increased by $41.4 million, or 72%, to $98.8 million for the year ended December 31, 1994, from $57.4 million for the year ended December 31, 1993. The growth in revenues from television operations was primarily due to the Fremantle International Acquisition, which contributed $31.8 million in revenues from the date of acquisition (August 3, 1994) through December 31, 1994, and an increase in the number of Baywatch episodes delivered during 1994 from 22 in 1993 to 28 in 1994 (as well as an increase in the ratings of the series). The Company delivered 22 new one-hour episodes of Baywatch for the 1994/1995 television broadcast season in 1994. Additionally, six episodes of the 1993/1994 television broadcast season were delivered in the first quarter of 1994.

         Recorded music revenues increased by $2.9 million, or 22%, to $16.1 million for the year ended December 31, 1994, from $13.2 million during the year ended December 31, 1993. This increase was due in part to an increase in units sold in 1994 from 1993, principally attributable to sales of the new artist 12 Gauge. During the year ended December 31, 1994, the Company sold approximately 240,000 albums and 767,000 singles of the new artist 12 Gauge. The increase in revenues for 1994 was partially offset by a decline in the number of units sold of "Weird Al" Yankovic, who released compilation material in 1994 compared to an album containing primarily new original compositions in 1993, and a decline in the amount of publishing revenue recognized, due to the partial sale and administration transaction relating to Baywatch publishing rights, from $1.0 million in 1993 to $.5 million in 1994.

         Operating Expenses

         Total operating expenses increased by $39.9 million, or 58%, to $108.4 million for the year ended December 31, 1994, from $68.5 million for the year ended December 31, 1993. AAFII contributed $24.9 million to such increase with respect to the period from August 3, 1994 through December 31, 1994. Selling, general and administrative expenses increased $5.4 million, or 34%, to $21.5 million for the year ended December 31, 1994, from $16.1 million for the year ended December 31, 1993 due to the additional overhead related to the operations of AAFII which were acquired during the third quarter of 1994 and certain increases in corporate overhead.

         Television expenses increased by $32.6 million, or 77%, to $75.2 million (76% of total television revenues) for the year ended December 31, 1994, from $42.6 million (74% of total television revenues) for the year ended December 31, 1993. This increase was primarily due to (i) the inclusion of AAFII operating expenses of $21.7 million (68% of AAFII revenues) from the date of the Fremantle International Acquisition; (ii) an increase in revenues from certain delivered programming which had lower gross profit percentages than the overall mix of the Company's other distributed programming; (iii) lower than expected revenues from Sirens; and (iv) lower than expected ratings on one of the Company's daily series.

         Recorded music expenses increased $1.0 million, or 10%, to $10.8 million (67% of total recorded music revenues) for the year ended December 31, 1994, from $9.8 million (74% of total recorded music revenues) for the year ended December 31, 1993. The increase in recorded music expenses corresponds to increases in revenues for the year.

         Corporate overhead increased by $1.6 million, or 41%, to $5.6 million for the year ended December 31, 1994, from $4.0 million for the year ended December 31, 1993. Such increase was primarily attributable to charges related to certain employment terminations and an increase in certain consulting and professional fees. Approximately $2.5 million of overhead was capitalized to productions in each of 1994 and 1993.

         Goodwill amortization increased by $.9 million to $1.0 million for the year ended December 31, 1994, from $.1 million for the year ended December 31, 1993, due to the commencement, following the Fremantle International Acquisition, of amortization of goodwill of $50.3 million attributable to such Fremantle International Acquisition. Such goodwill is being amortized over 25 years and, during 1994, amortization expense of $.8 million has been recorded from the date of acquisition (August 3, 1994) through December 31, 1994.

         Operating Income

         Total operating income for the Company increased by $4.4 million to $6.5 million for the year ended December 31, 1994, from $2.1 million for the year ended December 31, 1993, due primarily to the inclusion of AAFII results from the date of the Fremantle International Acquisition.

         Operating income from television increased $5.5 million, or 79%, to $12.5 million for the year ended December 31, 1994, from $7.0 million for the year ended December 31, 1993. This increase is attributable to the inclusion of AAFII results from the date of acquisition and increased earnings from the Company's series Baywatch offset by increased television expenses as discussed above.

         The recorded music division recognized an operating loss of $.5 million for the year ended December 31, 1994 compared to an operating loss of $.9 million for the year ended December 31, 1993. The decrease in the operating loss was primarily due to increased revenues as discussed above.

         Interest Expense

         Interest expense increased $4.2 million to $5.9 million for the year ended December 31, 1994, from $1.7 million for the year ended December 31, 1993, due to the effect of higher average borrowings including the inclusion of the Notes (as defined below), issued in October 1993, for a full year, and higher average borrowings under the Company's credit facilities, including increased borrowings in connection with the Fremantle International Acquisition. Interest expense is expected to be higher in 1995 due to the planned increase in production spending and a full year's interest on borrowings incurred in connection with the Fremantle International Acquisition.

         Income Taxes

         The provision for income taxes was $.3 million (42% of pre-tax income) and $.2 million (32% of pre-tax income) for the years ended December 31, 1994 and 1993, respectively. The increase in 1994 was partially attributed to higher foreign tax withholding resulting from the inclusion of AAFII.

         Net Income Applicable To Common Stockholders

         Net income applicable to common stockholders decreased to $.5 million, or $.07 per share, for the year ended December 31, 1994, from $4.2 million, or $.87 per share, for the year ended December 31, 1993. The net income applicable to common stockholders for 1993 reflected a one-time increase in net income in the amount of $6.1 million which represents the excess of the carrying value of the redeemable stock over the price paid for its purchase offset by accretion and dividends on redeemable stock of $2.2 million. No comparable items existed in 1994. See Note 1 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and third party and bank financings. The proceeds of these financings and securities offerings were used to complete the Mark Goodson Acquisition, the Fremantle International Acquisition and the LBS Acquisition, to finance the Company's operations, including the production of Baywatch and Baywatch Nights, and for general operating expenses.

         In December 1995, the Company sold 3,200,000 newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The Class B Common Stock is identical to the Company's Class A Common Stock, except the Class B Common Stock is non-voting other than as required by law. Net proceeds from the Stock Offering totaled $30.5 million after deducting the underwriters' discount of $2.4 million and offering expenses of $.7 million.

         In April 1995, the Company secured a $110.0 million, subsequently increased to $135.0 million, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank. This facility currently consists of five tranches: (i) a term loan of $30.0 million (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle International Acquisition; (ii) a revolving credit facility of up to $20.0 million in the aggregate to be utilized for production and distribution of Baywatch, of which $14.0 million was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (iii) a revolving credit facility of up to $20.0 million in the aggregate for the production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40.0 million to be utilized to finance certain working capital needs of the Company, of which $10.0 million was initially primarily used to refinance existing bank debt related to the Company's working capital needs and to pay certain fees in connection with the Senior Credit Facility Agreement (the "Working Capital Line" or "Tranche D"); and (v) the $25.0 million Tranche E term loan described below (The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities"). In connection with the Mark Goodson Acquisition, the Company effected a credit utilization of its working capital line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its $25.0 million cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility Agreement was amended to provide an additional $25.0 million term loan under this facility ("Tranche E"), which increased the total facility to a maximum of $135.0 million, in order to refinance the Company's reimbursement obligations under the Letter of Credit. See "Business - Acquisitions". The obligations of the Company under the Chemical Bank Facilities, the Tranche A term loan and the Tranche E term loan are cross-collateralized. The Tranche A term loan matures on December 31, 1998, and the Tranche E term loan matures on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amounts which the Company may borrow under Tranches B, C and D are based upon the value of the collateral in the borrowing base, which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either: (i) LIBOR plus 2 3/4% (8.07% as of March 29, 1996); or (ii) the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1 3/4% (10% as of March 29, 1996), subject to reduction if certain financial ratios are satisfied. As of March 29, 1996, the Company has outstanding borrowings of $25.0 million under the Tranche A term loan, $24.1 million under the Tranche E term loan, and $19.4 million under the Chemical Bank Facilities, and approximately $41.3 million was available for borrowing under the Chemical Bank Facilities. As an interim use, the Company temporarily paid down certain amounts borrowed under the revolving Chemical Bank Facilities from a portion of the net proceeds of the Stock Offering. Amounts repaid under the Chemical Bank Facilities may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

         The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. In particular, the purchase by the Company of the remaining equity of Mark Goodson Productions or consummation of any other acquisition may be subject to obtaining bank consent under the Senior Credit Facility Agreement. The Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series, and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights. The Tranche E term loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Tranche E term loan be prepaid to specified levels). See "Business --Acquisitions".

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement, substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and are applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Tranche A term loan until such time as the Term Loan is repaid in full. The Company has made two quarterly principal installment payments totaling $5.0 million. The balance of the Tranche A term loan is repayable in quarterly principal installments as follows: March 1996, $.5 million; June 1996, $.5 million; September 1996, $3.0 million; December 1996, $3.0 million; March 1997, $1.0 million; June 1997, $1.0 million; September 1997, $3.0 million; December 1997, $3.0 million; March 1998, $1.0 million; June 1998, $1.0 million; September 1998, $4.0 million and a final installment due on the last business day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount which the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

         Under the $25.0 million Tranche E term loan which refinanced the cash portion of the purchase price payable by the Company in connection with the Mark Goodson Acquisition, the borrower is All American Goodson, Inc. ("AAG"), a newly-formed wholly-owned subsidiary of the Company and the licensee of the world-wide distribution rights of the LLC, subject to certain existing licenses. Under the Tranche E term loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative and tax distributions to the LLC, to repay the Tranche E term loan.

         In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes due 2003 (the "Notes") in the aggregate principal amount of $60.0 million. The Company received net proceeds of approximately $56.8 million from the issuance of the Notes. A portion of the proceeds was used to repurchase and retire all of the Company's issued and outstanding shares of redeemable Series A Preferred Stock and redeemable Common Stock of the Company, to temporarily repay all amounts outstanding under its commercial bank facilities, and for general corporate purposes.

         The Notes were issued pursuant to a Fiscal Agency Agreement, dated as of October 6, 1993 (the "Fiscal Agency Agreement"), between the Company and BankAmerica National Trust Company, as Fiscal Agent (the "Prior Fiscal Agent"). During 1995, the Prior Fiscal Agent's responsibilities under the Fiscal Agency Agreement were transferred by the Prior Fiscal Agent to First Trust of New York, N.A. The Notes bear interest from October 6, 1993 at the rate of 6 1/2% per annum, payable semiannually in arrears on each April 1 and October 1. Interest on the Notes is paid on the basis of a 360-day year of twelve 30-day months. The Notes will mature on October 1, 2003.

         The Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Notes and the Fiscal Agency Agreement) of the Company.

         The Notes are convertible into Common Stock, initially at a conversion rate of $11.50 per share (equivalent to 86.957 shares of Common Stock for each $1,000 principal amount of Notes), prior to redemption or maturity. As of March 13, 1996, holders of $2.4 million principal amount of the Notes had converted such Notes into 206,081 shares of Common Stock. The conversion price is subject to adjustment in certain events as set forth in the Fiscal Agency Agreement. The shares underlying certain of the Notes have been registered with the Securities and Exchange Commission (the "Commission") pursuant to an effective registration statement.

         The Notes may be redeemed, at the option of the Company, in whole or in part, at any time after October 6, 1996, at redemption prices commencing at 104.6% of par and declining each subsequent year to 100% of par in 2001, together with accrued but unpaid interest through the date of redemption. The Notes may also be redeemed at any time, as a whole but not in part, in the event of certain changes in U.S. tax laws. In case of any such redemption, the redemption price will be 100% of the principal amount of the Notes, together in each case with accrued interest to the date of redemption. The Notes are also subject to mandatory payment at 101% of par if (i) the Common Stock is not listed for trading on any exchange or NASDAQ for 10 consecutive trading days; or (ii) any person, other than certain executive officers and directors of the Company, acquires more than 50% of the total voting power of the common stock (with certain exceptions).

         During the year ended December 31, 1995, the Company used cash of $17.0 million in its operations which was an increase in net cash usage from operations of $2.3 million compared to the $14.7 million of net cash used by its operations during the year ended December 31, 1994. This negative cash flow from operations was due primarily to an increase in accounts receivables of $53.2 million (primarily from the strip syndication of Baywatch) and net additions to television program costs of $6.2 million (primarily related to the 1995/1996 broadcast season), partially offset by an increase in accounts payable, accrued expenses and royalties payable and due to producers and participations payable. During the year ended December 31, 1995, the Company utilized $27.5 million from investing activities, principally related to the Mark Goodson Acquisition. The Company experienced a net increase in cash flow from financing activities of $48.4 million during the year, primarily due to an increase in borrowings under the Company's production and working capital loans in excess of repayments, the Stock Offering and the closing of the Tranche E term loan. The Company expects, from time to time, to continue to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, out of its lines of credit or outside sources.

         As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, the continued release of recorded music product requiring related marketing, promotion and recording expenses and the amounts due to Interpublic in connection with the IPG/Goodson Agreement. The commencement of the production of television programming for the 1995/1996 broadcast season has required the Company to incur substantial production costs associated with its television distribution operations. Substantially all available net cash flows generated by Mark Goodson Productions will be utilized to repay balances due to the Company's Lenders under the Tranche E term loan. The Company believes that its existing working capital, together with borrowings under its bank line of credit, anticipated cash flows from operations and other available funding sources, will be sufficient to meet its expected working capital needs for at least the next twelve months.

         The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company, if beyond the Company's capital resources, would be subject to the Company securing additional financing to the extent required.

         Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (as defined) (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the term loan (the "Term Loan") as provided under the Company's credit facility with its primary lender, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $.7 million due 30 days from the Closing Date and the balance due 30 days after maturity of the Term Loan (December 31, 1998) and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Term Loan as provided under the Company's credit facility with its primary lender. The consummation of the IPG/Goodson Agreement is subject to expiration of a regulatory waiting period and approval under the Company's primary credit facility, which conditions are expected to be met shortly. This transaction is expected to be funded from: (i) Tranche D of the Chemical Bank Facilities, the balances outstanding under such facilities having been temporarily reduced by the proceeds of the Stock Offering; and (ii) working capital. As of March 29, 1996, the initial cash payment, before interest, of this transaction reduced the amounts available for borrowing under the Chemical Bank Facilities by $12.5 million to $28.8 million. The amounts payable to Interpublic in connection with the IPG/Goodson Agreement will result in a reduction of the Company's liquidity. Were the two subordinated notes of $12.5 million and $2.8 million, before interest, to be paid as of March 29, 1996, the amounts available for borrowing under the Chemical Bank Facilities would be further reduced to $13.5 million.

         Television Production and Distribution

         In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and the sale of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there is no assurance that such amounts will be recouped by the Company and, if not recouped, that such payments will not have a material adverse affect on the Company. In addition, the Company's working capital requirements in connection with its development and production activities relating to potential network programming are expected to substantially increase as a result of the Company's agreement, effective August 1995, with The Gerber Company. The cost of production of network programming is typically partially offset by the related network license fee. See "Business - Television Operations - Domestic Television Production."

         The Company has reached an understanding with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing $670,000 of the $825,000 per episode production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option, exercisable on or before February 15 of each of the initial three broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. The total commitment of up to approximately $14.7 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche D of the Chemical Bank Facilities; (ii) cash payments by foreign licensees; and (iii) working capital.

         In December 1995, the Company completed production of 22 one-hour episodes of Baywatch for the 1995/1996 broadcast season. The total production budget of approximately $22.0 million for the 1995/1996 broadcast season was funded through a combination of: (i) borrowings under Tranche B of the Chemical Bank Facilities; (ii) cash payments by The Fremantle Corporation (a company not related to AAFII and Fremantle) pursuant to its foreign distribution agreement with the Company; and (iii) proceeds from the Stock Offering. The Company has exercised its option with the producers of Baywatch to produce 22 episodes of Baywatch for the 1996/1997 broadcast season. As of December 31, 1995, three of the episodes for the 1996/1997 broadcast season have been partially completed. The total production budget of approximately $22.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of:
(i) borrowings under Tranche B of the Chemical Bank Facilities; (ii) cash payments by The Fremantle Corporation; and (iii) working capital.

         Through March 11, 1996, the Company completed production on 22 episodes of Baywatch Nights for the 1995/1996 broadcast season. The total production budget of approximately $23.0 million for the 1995/1996 broadcast season was funded through a combination of: (i) borrowings under Tranche C of the Chemical Bank Facilities; (ii) cash payments received from international licensees; and (iii) proceeds from the Stock Offering. The Company has exercised its option with the producers to produce 22 episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20.0 million is expected to be funded primarily through a combination of: (i) borrowings under Tranche C of the Chemical Bank Facilities; (ii) cash payments received from international licensees; and (iii) working capital.

         Recorded Music Operations

         The Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses, which require substantial capital.

         The Company currently has a roster of 17 active recording artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Such growth has required the Company to fund artist advances and recording costs. Artist advances, recording costs and other overhead and marketing expenses are funded with cash flows from operations and by the Company's working capital credit facility.

         Minimum contractual commitments to existing artists totaled approximately $0.5 million at March 26, 1996, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

         Inflation

         The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1995) in the Company's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.


ITEM 11.         EXECUTIVE COMPENSATION

         The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31,1995) in the Company's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31,1995) in the Company's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31,1995) in the Company's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K

                                                                                     Page
(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)     Financial Statements

         ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

             Report of Ernst & Young LLP, Independent Auditors                       F-1

             Consolidated Balance Sheets at December 31, 1995 and 1994               F-2

             Consolidated Statements of Operations for
                 Years Ended December 31, 1995, 1994 and 1993                        F-4

             Consolidated Statements of Stockholders' Equity
                 for Years Ended December 31, 1995, 1994 and 1993                    F-5

             Consolidated Statements of Cash Flows for
                 Years Ended December 31, 1995, 1994 and 1993                        F-6

             Notes to Consolidated Financial Statements                              F-8

         COMBINED BUSINESS OF MARK GOODSON PRODUCTIONS, L.P.
             AND THE CHILD'S PLAY COMPANY

             Report of Ernst & Young LLP, Independent Auditors                       F-29

             Combined Balance Sheet at December 31, 1995                             F-30

             Combined Statement of Operating Income and Changes in
                 Partners' Equity for the period from October 6, 1995
                 (Inception) to December 31, 1995                                    F-31

             Combined Statement of Cash Flows for the period from
                 October 6, 1995 (Inception) to December 31, 1995                    F-32

             Notes to Combined Financial Statements                                  F-33

         The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

                                                                                     Page
         Schedule II           Valuation and Qualifying Accounts                     S-1

         All other financial statement schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(2)   Exhibits

         2.1 Agreement dated as of June 30, 1994 as amended and restated as of August 3, 1994 by and among the Company, Fremantle International, Inc. and The Interpublic Group of Companies, Inc. (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K/A dated August 3, 1994).

         3.1 Restated Certificate of Incorporation of the Registrant filed on February 25, 1991 with the Secretary of State of the State of Delaware (incorporated by reference to the same numbered Exhibit to the March 1991 Form 10-Q).

         3.2 Restated Bylaws of the Registrant dated February 25, 1991 (incorporated by reference to the same numbered Exhibit to the March 1991 Form 10-Q).

         3.3         [Deleted]

         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed on March 20, 1992 with the Secretary of State of the State of Delaware (incorporated by reference to the same numbered Exhibit to the Registrant's Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 3, 1992 (the "Amendment No. 1 to Form S-1")).

         3.5         [Deleted]

         4.1 Specimen Certificate for Common Stock (incorporated by reference to the same numbered Exhibit to the Amendment No. 1 to Form S-1).

         4.2 1994 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the June 30, 1994 Form 10-Q).

         9.1 Shareholders Voting Agreement dated August 3, 1994 between The Interpublic Group of Companies, the Company and certain of the Companies shareholders (incorporated by reference to the same numbered Exhibit to the June 30, 1994 Form 10-Q).

         9.2 Shareholders Agreement dated as of February 25, 1991 between the Company, Anthony J. Scotti, Benjamin J. Scotti, Thomas Bradshaw, Myron Roth, Sydney D. Vinnedge, George Back and Joseph E. Kovacs (incorporated by reference to the same numbered Exhibit to the December 31, 1990 Form 10-K).

         10.1 Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the December 31, 1990 Form 10-K).

         10.1.1 Amendment to Employment Agreement dated as of February 25, 1991 between All American

                     Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the Registrant's Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 27, 1992 as thereafter amended and declared effective on May 7, 1992 (the "1992 Form S-1")).

         10.1.2 Second Amendment to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the December 31, 1994 Form
                     10K).

         10.1.3 Third Amendment dated May 1, 1995 to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the December 31, 1994 Form 10K).

         10.2        [Deleted]

         10.2.1      [Deleted]

         10.3 Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Thomas Bradshaw (incorporated by reference to the same numbered Exhibit to the December 31, 1990 Form 10-K).

         10.3.1 Amendment to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Thomas Bradshaw (incorporated by reference to the same numbered Exhibit to the 1992 Form S-1).

         10.4 Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Benjamin J. Scotti (incorporated by reference to the same numbered Exhibit to the December 31, 1990 Form 10-K).

         10.4.1 Amendment to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Benjamin J. Scotti (incorporated by reference to the same numbered Exhibit to the 1992 Form S-1).

         10.5 Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Sydney Vinnedge (incorporated by reference to the same numbered to the December 31, 1990 Form 10-K).

         10.5.1 Amendment to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Sydney Vinnedge (incorporated by reference to the same numbered Exhibit to the 1992 Form S-1).

         10.5.2 Second Amendment to Employment Agreement dated as of January 7, 1992 between All American Communications, Inc. and Sydney Vinnedge (incorporated by reference to the same numbered Exhibit to the Amendment No. 1 to 1992 Form S-1).

         10.6 Employment Agreement, dated as of July 1, 1990, between All American Television, Inc. and George Back (incorporated by reference to Exhibit 10.1 to the June 30, 1990 Form 10-Q).

         10.6.1 Second Amendment to Employment Agreement dated January 7, 1992 between All American Communications, Inc. and George Back (incorporated by reference to the same numbered Exhibit to the Amendment No. 1 to Form S-1).

         10.7 Credit, Security, Guarantee and Pledge Agreement, dated as of April 13, 1995 by and among All American Communications, Inc, All American Fremantle International, Inc., The Baywatch Production Company, The Baywatch Nights Production Company and Chemical Bank, as agent and Fronting Bank for the lenders named therein (incorporated by reference to Exhibit 10.8 to the March 31, 1995 Form 10-Q).

         10.7.1 Amendment No. 1 dated as of April 13, 1995 to Credit Security, Guaranty and Pledge Agreement, among All American Communications, Inc., All American Fremantle International Inc., The Baywatch Production Company, The Baywatch Nights Production Company, the guarantors named therein and Chemical Bank, as Agent and Fronting Bank for the lenders named therein (incorporated by reference to Exhibit 10.8.1 to the March 31, 1995 Form 10-Q).

         10.7.2 Amendment No. 2 dated as of November 13, 1995 to the Credit, Security, Guarantee and Pledge Agreement among All American Communications, Inc., All American Fremantle International, Inc., The Baywatch Production Company, The Baywatch Nights Production Company, the guarantors named therein and Chemical Bank as Agent and Fronting Bank for the lenders named therein (incorporated by reference to the same numbered Exhibit of the Registrant's Amendment No. 2 to Form S-2 Registration Statement filed with the Securities and Exchange Commission on December 8, 1995 (the "Amendment No. 2 to Form S-2")).

         10.8 Shared Facilities and Services Agreement dated as of August 2, 1994 by and between All American Communications, Inc. and Fremantle International, Inc. (incorporated by reference to Exhibit 10.10 to the December 31, 1994 Form 10-K).

         10.9 Registration Rights Agreement dated as of August 3, 1994 by and between All American Communications, Inc. and the Interpublic Group of Companies, Inc. (incorporated by reference to Exhibit 10.11 to the December 31, 1994 Form 10-K).

         10.10 Option Letter, dated August 3, 1994, from The Interpublic Group of Companies, Inc., and Fremantle International, Inc. to All American Communications, Inc. (incorporated by reference to Exhibit 10.12 to the December 31, 1994 Form 10-K).

         10.11 Exclusive License Agreement dated as of December 15, 1994 between The Baywatch Nights Production Company and Taurus Film & Co. (confidential treatment granted) (incorporated by reference to Exhibit 10.13 to the December 31, 1994 Form 10-K).

         10.12 Letter Agreement dated as of June 10, 1994 to that certain Outline of Terms dated May 10, 1991 as amended by that certain letter dated February 16, 1993 by and between The Baywatch Nights Production Company, on the one hand, and Michael Berk, Douglas Schwartz and Gregory Bonnan, on the other hands (incorporated by reference to Exhibit 10.2 to the September 30, 1994 Form 10- Q).

         10.13 Standard Industrial Lease Agreement dated October 31, 1994 between All American Communications, Inc and Wilshire Lincoln Properties (incorporated by reference to Exhibit
                     10.3 to the September 30, 1994 Form 10-Q).

         10.14 Secured Promissory Note dated October 19, 1994 between All American Communications, Inc. and Thomas Bradshaw (incorporated by reference to Exhibit 10.4 to the September 30, 1994 Form 10-Q).

         10.15 Second Modification of Warrant and Warrant Agreement dated as of November 5, 1993 between All American
                     Communications, Inc. and Jefferson Capital Group, Ltd. (incorporated by reference to Exhibit 10.35.2 to the 1994 Form S-1).

         10.16 Office Building Lease dated December 13, 1991 for 5301 Beethoven Street, Los Angeles, California between All American Communications, Inc. and Harvey Capital Corp. (incorporated by reference to Exhibit 10.6 to the 1992 Form S-1).

         10.17 Amendment No. 1 dated April 30, 1992, Amendment No. 2 dated September 14, 1993 and Amendment No. 3 dated March 14, 1994, in each case, to the Office Building Lease dated December 13, 1991 for 5301 Beethoven Street, Los Angeles, California (incorporated by reference to Exhibit 10.40.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993) Amendment No. 4 dated October 11, 1994 and Amendment No. 5 dated November 6, 1994 to the Office and Building Lease dated December 13, 1991 for 5301 Beethoven Street, Los Angeles, California (incorporated by reference to Exhibit 10.19 to the December 31, 1994 Form 10-K).

         10.18 Industrial-Commercial Lease dated May 28, 1991 (and amendment) for 5433 Beethoven Street, Los Angeles, California between The Baywatch Production Company and Jerome Cohen, Trustee of the Fannie Delman 1982 Trust et. al. (incorporated by reference to Exhibit 10.19 to the December 31, 1994 Form S-1).

         10.19 Modification of Agreement of Sublease, dated as of February 8, 1993, for 875 Third Avenue, New York, New York between Grey Advertising, Inc. and LBS Communications, Inc. (incorporated by reference to Exhibit number 10.62 to the December 31, 1992 Form 10-K).

         10.20 Fiscal Agency Agreement dated October 6, 1993, between the Company and BankAmerica National Trust Company as Fiscal Agent and Form of Note attached thereto as Exhibit A (incorporated by reference to the Exhibit 10.69 to Amendment No. 3 dated February 4, 1994 to the Form S-1.).

         10.22 Lease, dated as of December 7, 1993, for 1325 Avenue of the Americas between All American Television, Inc. and 1325 Limited Partnership (incorporated by reference to the Exhibit 10.13 to the 1994 Form S-1).

         10.23 Asset Purchase Agreement dated as of October 6, 1995 between and among Mark Goodson Productions, L.P., the Child's Play Company, Mark Goodson Productions, LLC, The Interpublic Group of Companies, Inc., the Co-Executors of the Estate of Mark Goodson and All American Communications, Inc.(incorporated by reference to Exhibit
                     10.1 to the Company's Current Report on Form 8-K dated October 12, 1995 (the "Form 8-K").

         10.24 License Agreement between Mark Goodson Productions, LLC and All American Goodson, Inc. dated as of October 6, 1995 (incorporated by reference to Exhibit 10.3 to the Form 8-K).

         10.25 Network License Agreement between All American Goodson, Inc. and Interpublic Game Shows, Inc. dated as of October 6, 1995 (incorporated by reference to Exhibit 10.2 to the Form 8-K).

         10.26 Operating Agreement between All American Communications, Inc. and All American Goodson, Inc. dated as of October 6, 1995 (incorporated by reference to Exhibit 10.6 to the Form 8-K).

         10.27 Amended and Restated Operating Agreement among All American Communications, Inc., All American Goodson, Inc., The Interpublic Group of Companies, Inc. and Infoplan International, Inc. dated as of October 6, 1995 (incorporated by reference to Exhibit 10.6 to the Form 8-K).

         10.28 Network Production Agreement between Interpublic Game Shows, Inc. and TPIR LLC, dated as of October 6, 1995 (incorporated by reference to Exhibit 10.4 to the Form 8-K).

         10.29 Option Agreement dated as of October 6, 1995 by and between All American Communications, Inc., All American Goodson, Inc., The Interpublic Group of Companies, Inc. and Infoplan International, Inc. (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.30 Agreement dated as of May 1, 1995 between USA NETWORKS and All American Television (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.31 Intercreditor Agreement dated as of October 6, 1995 among Chemical Bank, The Interpublic Group of Companies, Inc., All American Goodson, Inc., All American Communications, Inc., All American Fremantle International, Inc., All American Television II, Inc. and Mark Goodson Productions, LLC (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.32 All American Fremantle II, Inc. Guaranty dated November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.33 All American Goodson, Inc. Guaranty dated November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.34 All American Television II, Inc. Guaranty dated November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.35 General Security Agreement [All American Fremantle II, Inc.] dated as of November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.36 General Security Agreement [All American Goodson, Inc.] dated as of November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.37 General Security Agreement [All American Communications, Inc.] dated as of November 20, 1995 (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.38 Pledge Agreement dated as of November 20, 1995 by and between All American Communications, Inc. and The Interpublic Group of Companies, Inc. (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.39 Pledge Agreement dated as of November 20, 1995 by and between All American Fremantle, Inc. and The Interpublic Group of Companies, Inc. (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.40 Pledge Agreement dated as of November 20, 1995 by and between All American Goodson, Inc. and The Interpublic Group of Companies, Inc. (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         10.41 Pledge Agreement dated as of November 20, 1995 by and between All American Television, Inc. and The Interpublic Group of Companies, Inc. (incorporated by reference to the same numbered Exhibit to the Amendment No. 2 to Form S-2).

         11          Statement re Computation of Per Share Earnings

         23.1        Consent of Independent Auditors

(B)   REPORTS ON FORM 8-K:

      Current Report on Form 8-K dated October 12, 1995.

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALL AMERICAN COMMUNICATIONS, INC.



We have audited the accompanying consolidated balance sheets of All American Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Communications, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP

Los Angeles, California
March 4, 1996

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                      1995           1994
                                                                  ------------  -------------

Cash and cash equivalents                                         $   13,126     $     9,178
Restricted cash--Notes 1 and 10                                        6,968           2,730
Trade receivables, less allowances of $2,980 and $3,855 at
   December 31, 1995 and 1994, respectively                          103,896          62,338
Unbilled receivables, less imputed interest of $2,354 at
   December 31, 1995--Note 1                                          11,685            - -
Inventory, net                                                         1,018           1,423
Advances to recording artists, net                                       544           1,801
Television program costs, less accumulated amortization of
   $228,942 and $138,541 at December 31, 1995 and 1994,
   respectively--Note 4                                               74,644          68,437
Property and equipment, less accumulated depreciation and
   amortization--Note 3                                                4,526           3,772
Investment in unconsolidated affiliate--Note 2                        29,130            - -
Goodwill, less accumulated amortization of $3,384 and
   $1,242 at December 31, 1995 and 1994, respectively--Notes 1
   and 2                                                              49,403          51,545
Deferred income tax benefits--Note 9                                    - -              235
Other--Note 8                                                          6,642           6,548
                                                                  -----------    ------------

Total assets                                                      $  301,582     $   208,007
                                                                  ===========    ============


See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        DECEMBER 31,
                                                              ------------------------------------
                                                                   1995                  1994
                                                              --------------       ---------------
Liabilities:
    Accounts payable                                          $      14,293         $       6,826
    Accrued expenses                                                 19,823                10,652
    Royalties payable                                                 4,435                 2,477
    Deferred revenues                                                   277                   257
    Due to producers                                                 26,271                27,278
    Participations payable                                           30,979                17,091
    Notes payable--Note 5                                           134,982               115,343
    Deferred taxes payable--Note 9                                    2,242                  - -
                                                              --------------        --------------
Total liabilities                                                   233,302               179,924
                                                              --------------        --------------
Commitments and contingencies--Note 10

Stockholders' equity--Notes 5, 6, 7 and 8:
    Preferred stock, authorized 5,000,000 shares                       - -                   - -
    Common stock, voting, $.0001 par value, authorized
       20,000,000 shares, issued 5,662,052 in 1995
       and 5,455,971 in 1994 (including treasury shares)                  1                     1
    Common stock, Class B non-voting, $.0001 par value,
       authorized 20,000,000 shares, 5,720,000 issued
       in 1995 and 2,520,000 in 1994                                      1                  - -
    Additional paid-in capital                                       61,522                28,751
    Common stock in treasury, at cost, 30,000 shares
       in 1995 and 1994                                                (135)                 (135)
    Stock subscriptions receivable and deferred
       compensation                                                    - -                   (153)
    Retained earnings (accumulated deficit)                           6,939                  (309)
    Currency translation adjustment                                     (48)                  (72)
                                                              --------------        --------------
Total stockholders' equity                                           68,280                28,083
                                                              --------------        --------------
Total liabilities and stockholders' equity                    $     301,582         $     208,007
                                                              ==============        ==============


See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                       1995              1994              1993
                                                  -------------     -------------     -------------
Revenues:
  Television                                      $    206,734      $     98,771      $     57,407
  Recorded music and merchandising--Note 8              22,026            16,130            13,215
                                                  -------------     -------------     -------------
                                                       228,760           114,901            70,622
Expenses:
  Television                                           164,764            75,196            42,560
  Recorded music and merchandising                      15,803            10,750             9,780
  Selling, general and administrative                   24,102            21,523            16,074
  Goodwill amortization                                  2,399               971               133
                                                  -------------     -------------     -------------
                                                       207,068           108,440            68,547

Operating income                                        21,692             6,461             2,075
Other income (expense):
  Interest income                                          669               204                91
  Interest expense                                      (9,959)           (5,929)           (1,688)
  Other                                                     95                49                77
                                                  -------------     -------------     -------------
                                                        (9,195)           (5,676)           (1,520)
                                                  -------------     -------------     -------------

Income before income taxes                              12,497               785               555
Provision for income taxes--Note 9                       5,249               330               175
                                                  -------------     -------------     -------------

Net income                                               7,248               455               380
Accretion and dividends on redeemable stock--
   Note 1                                                 - -               - -             (2,208)
Excess of carrying value of redeemable shares
   over purchase price--Note 1                            - -               - -              6,070
                                                  -------------     -------------     -------------
Net income applicable to common stockholders      $      7,248      $        455      $      4,242
                                                  =============     =============     =============

Earnings per share - primary--Notes 1 and 5:
   Net earnings                                   $       0.87      $       0.07      $       0.87
                                                  =============     =============     =============
   Weighted average number of common shares
   outstanding                                       8,330,000         6,201,000         4,874,000
                                                  =============     =============     =============
Earnings per share - fully diluted--Note 1:
   Net earnings                                   $       0.71      $       0.07      $       0.78
                                                  =============     =============     =============
   Weighted average number of common shares
   outstanding                                      13,635,000         6,201,000         6,275,000
                                                  =============     =============     =============


See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)





                                                                           Common Stock
                                                        --------------------------------------------------------
                                                                                          Class B
                                                                                        (Non-voting)
                                                            Shares                         Shares                   Additional
                                                          Issued and                     Issued and                   Paid-in
                                                         Outstanding       Amount       Outstanding    Amount         Capital
                                                        -------------    ----------    ------------- ----------     ------------
Balance at December 31, 1992                              4,825,971       $      1            - -        $  - -       $    4,484
   Excess of carrying value of redeemable stock over
      purchase price                                           - -             - -            - -           - -            6,070
   Accretion on redeemable stock                               - -             - -            - -           - -           (1,608)
   Payments on stock subscriptions receivable                  - -             - -            - -           - -              - -
   Amortization of deferred compensation                       - -             - -            - -           - -              - -
   Dividends on preferred stock                                - -             - -            - -           - -             (600)
   Issuance of employee stock options                          - -             - -            - -           - -              750
   Net income                                                  - -             - -            - -           - -              - -
                                                        ------------     ----------     -----------     --------     ------------
Balance at December 31, 1993                              4,825,971              1            - -           - -            9,096
                                                        ------------     ----------     -----------     --------     ------------
   Stock issued in connection with the Fremantle
      International Acquisition                             630,000            - -       2,520,000          - -           20,000
   Payments on stock subscriptions receivable                  - -             - -            - -           - -              - -
   Amortization of deferred compensation                       - -             - -            - -           - -              - -
   Cancellation of deferred compensation                       - -             - -            - -           - -             (345)
   Currency translation adjustment                             - -             - -            - -           - -              - -
   Net income                                                  - -             - -            - -           - -              - -
                                                        ------------     ----------     -----------     --------     ------------
Balance at December 31, 1994                              5,455,971              1       2,520,000          - -           28,751
                                                        ------------     ----------     -----------     --------     ------------
   Net proceeds from public offering of Class B common
      stock                                                    - -             - -       3,200,000            1           30,534
   Conversion of 6  1/2% subordinated notes, net of
      related costs                                         206,081            - -            - -           - -            2,237
   Payments on stock subscriptions receivable                  - -             - -            - -           - -              - -
   Currency translation adjustment                             - -             - -            - -           - -              - -
   Net income                                                  - -             - -            - -           - -              - -
                                                        ------------     ----------     -----------     --------     ------------
Balance at December 31, 1995                              5,662,052       $      1       5,720,000       $    1       $   61,522
                                                        ============     ==========     ===========     ========     ============


                                                                             Stock
                                                                         Subscriptions         Retained
                                                           Common        Receivable and        Earnings
                                                          Stock in          Deferred         (Accumulated
                                                          Treasury        Compensation         Deficit)
                                                         -----------   ------------------   ---------------
Balance at December 31, 1992                              $   (135)      $      (525)      $    (1,144)
   Excess of carrying value of redeemable stock over
      purchase price                                          - -               - -               - -
   Accretion on redeemable stock                              - -               - -               - -
   Payments on stock subscriptions receivable                 - -                119              - -
   Amortization of deferred compensation                      - -                146              - -
   Dividends on preferred stock                               - -               - -               - -
   Issuance of employee stock options                         - -               (435)
   Net income                                                 - -               - -                 380
                                                         ----------     -------------     -------------
Balance at December 31, 1993                                  (135)             (695)             (764)
                                                         ----------     -------------     -------------
   Stock issued in connection with the Fremantle
      International Acquisition                               - -               - -               - -
   Payments on stock subscriptions receivable                 - -                137              - -
   Amortization of deferred compensation                      - -                 60              - -
   Cancellation of deferred compensation                      - -                345              - -
   Currency translation adjustment                            - -               - -               - -
   Net income                                                 - -               - -                455
                                                         ----------     -------------     -------------
Balance at December 31, 1994                                  (135)             (153)             (309)
                                                         ----------     -------------     -------------
   Net proceeds from public offering of Class B common
      stock                                                   - -               - -               - -
   Conversion of 6  1/2% subordinated notes, net of
      related costs                                           - -               - -               - -
   Payments on stock subscriptions receivable                                    153              - -
   Currency translation adjustment                            - -               - -               - -
   Net income                                                 - -               - -              7,248
                                                         ----------     -------------     -------------
Balance at December 31, 1995                              $   (135)      $      - -        $     6,939
                                                         ==========     =============     =============



                                                               Currency
                                                             Translation
                                                              Adjustment         Total
                                                           --------------   ---------------
Balance at December 31, 1992                               $    - -        $    2,681
   Excess of carrying value of redeemable stock over
      purchase price                                            - -             6,070
   Accretion on redeemable stock                                - -            (1,608)
   Payments on stock subscriptions receivable                   - -               119
   Amortization of deferred compensation                        - -               146
   Dividends on preferred stock                                 - -              (600)
   Issuance of employee stock options                           - -               315
   Net income                                                   - -               380
                                                          ------------    ------------
Balance at December 31, 1993                                    - -             7,503
                                                          ------------    ------------
   Stock issued in connection with the Fremantle
      International Acquisition                                 - -            20,000
   Payments on stock subscriptions receivable                   - -               137
   Amortization of deferred compensation                        - -                60
   Cancellation of deferred compensation                        - -              - -
   Currency translation adjustment                               (72)             (72)
   Net income                                                   - -               455
                                                          ------------    ------------
Balance at December 31, 1994                                     (72)          28,083
                                                          ------------    ------------
   Net proceeds from public offering of Class B common
      stock                                                     - -            30,535
   Conversion of 6  1/2% subordinated notes, net of
      related costs                                             - -             2,237
   Payments on stock subscriptions receivable                                     153
   Currency translation adjustment                                24               24
   Net income                                                    - -            7,248
                                                          ------------    ------------
Balance at December 31, 1995                               $     (48)      $   68,280
                                                          ============    ============


See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                             1995              1994              1993
                                                       ---------------   ---------------   ---------------
OPERATING ACTIVITIES

Net income                                              $       7,248     $         455      $        380
Adjustments to reconcile net income to
  net cash used by operating activities:
  Depreciation and amortization of property and
    equipment and goodwill                                      3,322             1,450               454
  Amortization of television program costs                     90,401            32,534            33,236
  Increase in allowance for doubtful accounts                     169               287                37
  Increase (decrease) in allowance for sales returns              246               204              (209)
  Increase (decrease) in makegood reserve                      (1,290)              123                28
  Increase in imputed interest discount                         2,354              - -               - -
  Equity earnings in unconsolidated affiliate, net             (3,603)             - -               - -
  Changes in operating assets and liabilities:
    Restricted cash                                               102            (2,590)              360
    Trade receivables, inventory and advances to
        recording artists                                     (53,060)           (5,423)          (13,623)
    Deferred income tax benefits                                  235              (235)             - -
    Accounts payable, accrued expenses and
        royalties payable                                      18,596            (1,469)             (686)
    Due to producers and participations payable                12,881             4,797             6,152
    Additions to television program costs                     (96,608)          (43,490)          (45,578)
    Deferred revenues                                              20            (1,680)             (767)
    Deferred taxes payable                                      2,242               (94)               94
    Other assets                                                 (226)              457               872
                                                       ---------------   ---------------   ---------------
        Net cash used by operating activities                 (16,971)          (14,674)          (19,250)

INVESTING ACTIVITIES

Purchase of property and equipment, net of
  book value of assets retired                                 (1,677)             (497)             (135)
Purchase of 50% equity interest in Mark Goodson, LLC          (25,785)             - -               - -
Purchase of LBS, net of cash acquired                            - -               - -             (3,626)
Purchase of Fremantle                                            - -            (32,527)             - -
Payment of net liabilities of the film division                  - -               - -             (3,553)
                                                       ---------------   ---------------   ---------------
        Net cash used by investing activities                 (27,462)          (33,024)           (7,314)




                                  (CONTINUED)

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)




                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1995             1994            1993
                                                          ------------   --------------  --------------
FINANCING ACTIVITIES

Dividends paid                                             $      - -     $       - -     $       (600)
Repurchase of redeemable warrants                                 - -             (250)           - -
Net proceeds from public offering of Class B
  common stock                                                  30,535            - -             - -
Proceeds from issuance of Notes, net of related costs             - -             - -           56,793
Repurchase of redeemable stock, including
  related costs                                                   - -             - -          (15,746)
Payments on stock subscriptions receivable                         153             137             119
Proceeds from borrowings                                       273,405          38,768          55,281
Repayments of borrowings                                      (276,396)        (18,849)        (66,091)
Restricted cash held for repayment of borrowings                (4,340)           - -             - -
Proceeds from borrowings - purchase of Fremantle,
  net of issuance costs                                           - -           33,878            - -
Proceeds from borrowings -purchase of 50% equity
  interest in Mark Goodson, LLC                                 25,000            - -             - -
                                                          -------------  --------------  --------------

        Net cash provided by financing activities               48,357          53,684          29,756

Effect of exchange rate changes on cash                             24             (72)           - -
                                                          -------------  --------------  --------------

Increase in cash                                                 3,948           5,914           3,192
Cash and cash equivalents at beginning of period                 9,178           3,264              72
                                                          -------------  --------------  --------------
Cash and cash equivalents at end of period                 $    13,126    $      9,178    $      3,264
                                                          =============  ==============  ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized                   $     9,496    $      5,552    $        765
                                                          =============  ==============  ==============
    Income taxes                                           $     1,219    $        247    $         81
                                                          =============  ==============  ==============





See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.       SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), Scotti Brothers Entertainment Industries, Inc. ("SBEI"), All American Fremantle International, Inc. ("AAFII"), All American FDF Holdings, Inc. ("AAFDF") and All American Goodson, Inc. ("AAG") (and together with their respective wholly-owned subsidiaries collectively, the "Company" or "All American"), produce and/or distribute, market and promote television programs and recorded music both domestically and internationally.

         The Company's primary source of revenues is from the production, distribution and promotion of television programs. The Company has operations throughout the world with activities located principally in the United States and Europe.

         Intangible Assets

         It is the Company's policy to evaluate the recovery of its intangible assets (principally goodwill) and to recognize impairment if it is probable that the recorded amounts are not recoverable from future undiscounted cash flow, or if there is an event or change in circumstances which establish the existence of impairment indicators.

         Basis of Presentation and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of AAC and subsidiaries; all significant intercompany balances and transactions have been eliminated.

         Recognition of Revenues

         Minimum guaranteed amounts from domestic television sales generally are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Advertising revenues are recognized upon the commencement of the license period of the program and when the advertising time has been sold pursuant to non-cancelable agreements, provided the program is available for its first broadcast. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement unless the program is not yet available for exhibition. Revenues under domestic and foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the program materials are not yet available for broadcast or exploitation.

         The portion of recognized revenue which is to be shared with the producers and owners of the licensed program material (participations payable and due to producers) is accrued as the revenue is recognized.

         In certain instances, the Company guarantees viewer ratings for its syndicated programs. Applicable revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time (make goods) or cash refunds to the advertiser. The Company provides for the full amount of the estimated shortfall.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Domestic revenues from recorded music are recognized as units are shipped to customers. The Company provides for estimated future returns of recorded music product at the time the products are initially sold. These provisions are based upon historical experience. Actual returns are charged against the reserve. Foreign distribution of recorded music is effected through a distributor in exchange for guaranteed nonrefundable advances against future royalties. Nonrefundable guarantees from foreign sales are recognized as product is delivered to the Company's foreign distributor.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and investments in money market funds to be cash equivalents.

         Restricted Cash

         Pursuant to the Company's lending agreement, subject to certain exceptions for working capital, substantially all cash collected is required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the outstanding borrowings as specified in the lending agreement (See Note
5). The cash held for repayment is included as restricted cash. Additionally, amounts held in an interest bearing reserve account with respect to a dispute have been included as restricted cash (See Note 10).

         Unbilled Receivables

         Unbilled receivables represent amounts due under cash (excluding barter) television syndication contracts which will be billed over the contractual terms of the agreements, generally ranging from one to five years.

         Imputed Interest Discount

         The Company records an imputed interest discount on contracted cash (excluding barter) receivables with original payment terms extending beyond one year. The discount is determined using the Company's incremental borrowing rate at the time of revenue recognition. The discount is amortized over the underlying contracts' payment stream using the interest method and is credited to interest income.

         Inventory

         Inventory consists of recorded music product and is carried at the lower of cost or estimated net realizable value. Pursuant to the Company's distribution agreement with Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA")(the "WEA Distribution Agreement"), WEA has a security interest in the Company's master recordings at any time the Company owes money to WEA.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Television Program Costs

         Television program costs consist of direct production costs, production overhead, capitalized interest and certain exploitation costs, less accumulated amortization. Such costs are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs which are not recoverable from the producers share of revenues are charged to expense as incurred.

         Television program costs, and estimated total costs of participations and residuals, are amortized under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of remaining gross revenue to be recognized. The use of estimates which may ultimately differ from actual results could materially effect the Company's consolidated financial statements. Such estimates, which are subject to change based on a comparison of actual to estimated information, are re-evaluated quarterly in connection with a review of the Company's inventory of television product, and estimated losses, if any, are provided for in full.

         Artist Compensation Cost

         Royalties earned by artists from sales of recorded music are charged to expense as the related revenues are recognized. Advances to artists against future royalties are recorded as assets if the Company estimates the amount of the advances will be recoverable from future royalties to be earned by the artist, based upon the past performance and current popularity of the artist to whom the advance is made. Such advances are applied against subsequent royalties earned by the artist.

         Depreciation and Amortization

         Property and equipment are carried at cost and depreciation is computed using accelerated and straight line methods over the estimated useful lives of the assets; thirty years for the Company owned building and ranging from three to ten years for the remaining assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements.

         Goodwill is amortized on a straight-line basis over periods ranging from 10 to 25 years (principally 25 years).

         Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") (See Note 9).

         Deferred income taxes under the liability method arise primarily from the differences in the timing of the recognition of certain television and recorded music revenue and expense items for book and tax purposes.

         The Company uses the flow-through method of accounting for unused investment credits.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Based Compensation

         The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

         Share Information; Earnings Per Share

         Primary earnings per share represents the per share income or loss applicable to common stockholders and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the treasury stock method (See Note 5). The net income for 1993 has been adjusted for the dividend paid to Series A Preferred stockholders and the accretion required to increase the carrying values of the redeemable Series A Preferred and redeemable Common Stock to their mandatory redemption amounts. In addition, net income applicable to common stockholders for the year ended December 31, 1993 includes $6,070,000 which represents the excess of the carrying value of the redeemable shares over the price paid for their purchase; such treatment is in accordance with Securities and Exchange Commission guidelines.

         The fully diluted per share computations for 1995 and 1993 reflect the effect of the assumed conversion of the Company's 6-1/2% Convertible Subordinated Notes due 2003 (See Note 5) and increases net income applicable to common stockholders by $2,400,000 and $666,000 for the elimination of interest expense on such notes, net of tax benefits. Such assumed conversion is anti-dilutive for 1994.

         Foreign Currency

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

         Reclassifications

         Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the current year's presentation.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



2.       ACQUISITIONS

         Mark Goodson Productions

         As of October 6, 1995, the Company consummated an Asset Purchase Agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned, directly or indirectly by the Company and The Interpublic Group of Companies ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities ( the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and the Child's Play Company (collectively, the "Sellers"). The Sellers are not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired consisted of a cash payment of $25,000,000, transaction costs of $785,000, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48,500,000 if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years no additional contingent purchase price accrues. The Company shares equally with Interpublic in the contingent purchase price, prior to the purchase by the Company of Interpublic's 50% interest in the LLC (See Note 13).

         Based upon a review and evaluation, substantially all of the Company's $25,785,000 portion of the initial purchase price has been allocated to goodwill and is reflected in "investment in unconsolidated affiliate" in the accompanying balance sheet. The contingent purchase price, to the extent earned, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. To the extent additional contingent purchase price would be increased by a total of $24,250,000, annual amortization expense associated with such additional goodwill would be $970,000 (for an aggregate annual amortization expense of $2,001,000). As of December 31, 1995, the Company has recorded its 50% share of contingent purchase price totaling $927,000. The Mark Goodson Acquisition has been accounted for by the Company under the equity method of accounting. The Company's 50% share of earnings in the LLC, of $3,603,000, have been recorded in television revenues in the consolidated statements of operations.

         Fremantle International, Inc.

         In August, 1994, the Company acquired (the "Fremantle International Acquisition") certain assets and securities and assumed certain liabilities of Fremantle International, Inc. ("Fremantle") through the Company's newly formed wholly-owned subsidiary, All American Fremantle International, Inc. ("AAFII") from Interpublic (which at such time had no ownership interest in the Company. The consideration for the Fremantle International Acquisition consisted of 630,000 shares of the Company's Common Stock, 2,520,000 shares of nonvoting, $.0001 par value Class B Common Stock ("Class B Stock") and $31,500,000 in cash funded by a term loan from Chemical Bank (See Note 5). The Company has accounted for the Fremantle International Acquisition as a purchase and has allocated the purchase price based on the estimated fair value of assets and liabilities acquired. The total consideration of $52,527,000 (including expenses related to the acquisition of $1,027,000) exceeds the estimated fair value of net assets acquired by $50,267,000 (goodwill); such goodwill is being amortized over 25 years. Results of operations of AAFII have been included in the Company's results from August 3, 1994.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



2.       ACQUISITIONS (CONTINUED)

         LBS Communications, Inc.

         On February 8, 1993 the Company completed the acquisition (the "LBS Acquisition") of LBS Communications, Inc. ("LBS"), under an agreement (the "LBS Agreement") wherein the Company agreed, subject to various terms and conditions, to purchase 100% of LBS' Class A Common Stock, constituting 100% of the outstanding shares of capital stock of LBS. LBS is a company engaged in the television syndication business. The purchase was made under an LBS plan of reorganization as confirmed by the U.S. Bankruptcy Court for the Southern District of New York on September 30, 1992. LBS is operated as a subsidiary of AATV.


3.       PROPERTY AND EQUIPMENT

         Property and equipment are comprised of the following:

                                                               DECEMBER 31,
                                               ------------------------------------------
                                                       1995                   1994
                                               -------------------     ------------------
                                                              (IN THOUSANDS)

Land                                            $            403        $            403
Building and improvements                                  1,669                   1,479
Sound studio and related equipment                         1,544                   1,540
Office furniture and fixtures                              4,417                   2,943
Automobiles                                                  163                     163
Other                                                         39                      30
                                               ------------------      ------------------
                                                           8,235                   6,558
Less accumulated depreciation and amortization            (3,709)                 (2,786)
                                               ------------------      ------------------
                                                $          4,526        $          3,772
                                               ==================      ==================


4.       TELEVISION PROGRAM COSTS

         Costs for television programs are comprised of the following:


                                                             DECEMBER 31,
                                              ------------------------------------------
                                                      1995                   1994
                                              ------------------      ------------------
                                                            (IN THOUSANDS)
Released, less accumulated amortization        $         73,902       $          64,780
In process and development                                  742                   3,657
                                              ------------------     -------------------
                                               $         74,644       $          68,437
                                              ==================     ===================

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



4.       TELEVISION PROGRAM COSTS (CONTINUED)

         Based on management's estimates of gross revenues as of December 31, 1995, approximately 71% of the unamortized costs applicable to released television programming will be amortized during the three years ending December 31, 1998. Interest capitalized to television program costs during the periods ended December 31, 1995, 1994 and 1993 was approximately $1,249,000, $399,000 and $259,000, respectively.


5.       NOTES PAYABLE

         Notes payable are comprised of the following:

                                                              DECEMBER 31,
                                              ------------------------------------------
                                                      1995                   1994
                                              -------------------     ------------------
                                                             (IN THOUSANDS)

Notes payable to banks                         $         77,352         $         55,343
Convertible Subordinated Notes, 6 1/2%                   57,630                   60,000
                                              ------------------       ------------------
                                               $        134,982         $        115,343
                                              ==================       ==================

         In connection with the Company's Class B Stock offering, completed December 11, 1995, (See Note 6), the Company received proceeds of approximately $30,535,000 which were used to temporarily reduce amounts outstanding under the Company's revolving credit facilities.

         Through December 31, 1995, holders of an aggregate of $2,370,000 principal amount of the Company's 6 1/2% Convertible Subordinated Notes Due 2003 (the "Notes") had converted such Notes into 206,081 shares of the Company's voting common stock, $.0001 par value ("Class A Stock"). These conversions resulted in a decrease of debt issuance costs related to the Notes of $133,000 and an increase in additional paid in capital of $2,237,000. The weighted average number of shares outstanding which resulted from such conversions have been utilized in the determination of earnings per share as of December 31, 1995. Had these conversions of the Notes occurred as of January 1, 1995, the primary earnings per share amount would have been $0.85 per share as compared with $0.87 per share.

         In April 1995, the Company secured a $110,000,000, subsequently increased to $135,000,000, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank consisting of the following five tranches: (i) a term loan of $30,000,000 (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle International Acquisition; (ii) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch, of which $14,000,000 was initially utilized to refinance existing bank debt related to production of Baywatch for the 1994/1995 and 1995/1996 broadcast seasons (the "Baywatch Production Line" or "Tranche B"); (iii) a revolving credit facility of up to $20,000,000 in the aggregate for production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company, of which $10,000,000 was initially primarily used to refinance existing bank debt related to the Company's working capital needs and to pay certain fees in connection with the Senior Credit Facility Agreement (the "Working Capital Line" or "Tranche D"); and (v) the $25,000,000 Goodson Term Loan described below. The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



5.       NOTES PAYABLE (CONTINUED)

Line are referred to collectively as the "Chemical Bank Facilities". In connection with the Mark Goodson Acquisition, the Company effected a credit utilization of the Working Capital Line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its $25,000,000 cash portion of the total purchase price. On November, 13, 1995, the Senior Credit Facility was amended to provide an additional $25,000,000 term loan under this facility (the "Goodson Term Loan" or "Tranche E"), which increased the total facility to a maximum of $135,000,000, in order to refinance the Company's reimbursement obligations under the Letter of Credit.

         The obligations of the Company under the Chemical Bank Facilities, the Term Loan and the Goodson Term Loan are cross-collateralized. The Term Loan matures on December 31, 1998. The Chemical Bank Facilities and the Goodson Term Loan mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amount the Company may borrow under Tranches B, C and D is based upon the value of the collateral in the borrowing base which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either (i) at LIBOR plus 2 3/4% (8.50% as of December 31, 1995), or (ii) at the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1 3/4 (10.50% as of December 31, 1995), subject to reduction if certain financial ratios are satisfied. As of December 31, 1995, the Company has outstanding borrowings of $25,000,000 under the Term Loan, $25,000,000 under the Goodson Term Loan and $27,352,000 under the Chemical Bank Facilities with approximately $48,399,000 available for borrowing under the Chemical Bank Facilities.

         The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. Additionally, the Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights. The Goodson Term Loan imposes a separate set of financial and other conditions upon the Company, including a requirement that the "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Goodson Term Loan be prepaid to specified levels).

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained and applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Term Loan until such time as the Term Loan is repaid in full. The Company has made two quarterly principal installment payments totaling $5,000,000. The balance of the Tranche A term loan is repayable in quarterly principal installments as follows: March 1996, $500,000; June 1996, $500,000; September 1996 $3,000,000;
December 1996, $3,000,000; March 1997, $1,000,000; June 1997, $1,000,000;
September 1997, $3,000,000; December 1997, $3,000,000; March 1998, $1,000,000;
June 1998, $1,000,000; September 1998, $4,000,000 and a final installment due on the last borrower's day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



5.       NOTES PAYABLE (CONTINUED)

         Under the Goodson Term Loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative, tax and other distributions to the LLC, to repay the Goodson Term Loan (See Note 13).

         In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes Due 2003 (the "Notes") in the aggregate principal amount of $60,000,000. The Company received net proceeds of approximately $56,800,000 from the issuance of the Notes. A portion of the proceeds were used to repurchase and retire all of the issued and outstanding shares of redeemable Series A Preferred Stock and redeemable Common Stock of the Company, to temporarily repay all amounts outstanding under the Chemical Facilities, and for general corporate purposes.

         The Notes were issued pursuant to a Fiscal Agency Agreement, dated as of October 6, 1993 (the "Fiscal Agency Agreement"), between the Company and BankAmerica National Trust Company, as Fiscal Agent (the "Fiscal Agent"). The following description of the Notes summarizes the detailed provisions of the Notes and the Fiscal Agency Agreement.

         The Notes bear interest from October 6, 1993 at the rate of 6 1/2 % per annum, payable semiannually in arrears on each April 1 and October 1, commencing on April 1, 1994. Interest on the Notes will be paid on the basis of a 360-day year of twelve 30-day months. The Notes will mature on October 1, 2003 and upon maturity will be redeemed at 100% of the principal amount thereof.

         The Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Notes and the Fiscal Agency Agreement) of the Company.

         Except for certain limitations, the Notes are convertible into Common Stock, initially at a conversion price of $11.50 per share (equivalent to 86.957 shares of Common Stock for each $1,000 principal amount of Notes) prior to redemption or maturity. The conversion price is subject to adjustment in certain events as set forth in the Fiscal Agency Agreement. The underlying shares have been registered with the Securities and Exchange Commission (the "Commission") pursuant to a registration statement filed on Form S-1 declared effective by the Commission in February 1994.

         The Notes may be redeemed, at the option of the Company, in whole or in part, at any time on or after October 1, 1996, at redemption prices commencing at 104.643% of par and declining to 100% in 2001 together with accrued but unpaid interest thereon through the date of redemption. The Notes may be redeemed at any time, as a whole but not in part, in the event of certain changes in United States tax laws. In case of any such redemption, the redemption price will be 100% of the principal amount of the Notes, together in each case with accrued interest to the date of redemption.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



6.       CAPITAL STOCK

         In December 1995, the Company sold 3,200,000 newly issued shares of Class B Stock through an underwritten stock offering (the "Stock Offering"). The Class B Stock is identical to the Company's Class A Stock, except the Class B Stock in non-voting. Net proceeds from the Stock Offering totaled approximately $30,535,000 after deducting the underwriters discount of $2,352,000 and offering expenses of approximately $853,000.

         In August 1994, in connection with the Fremantle International Acquisition, the Company issued 630,000 shares of its Class A Stock and 2,520,000 shares of its Class B Stock (See Note 2).


7.       STOCK OPTIONS AND WARRANTS

         The Company's 1994 Stock Incentive Plan, as amended, (the "1994 Plan") provides for the granting of stock incentive awards ("Awards") for up to 1,250,000 shares of its Class A Stock or Class B Stock (collectively "Common Stock") to eligible employees, directors and consultants. The 1994 Plan, which will terminate June 21, 2004, is administered by a committee appointed by the Board of Directors (the "Committee") which determines the number of shares to be covered by an award, the term and exercise price, if any, of the award and other terms and provisions of awards.

         Awards can be Stock Options ("Options"), Stock Appreciation Rights ("SARs"), Performance Share Awards ("PSAs") and Restricted Stock Awards ("RSAs"). The number and kind of shares available under the 1994 Plan are subject to adjustment in certain events. Shares relating to Options or SARs which are not exercised, shares relating to RSAs which do not vest and shares relating to PSAs which are not issued will again be available for issuance under the 1994 Plan.

         An Option may be an incentive stock option ("ISO") or a non-qualified Option. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the Common Stock). The purchase price is payable in any combination of cash, shares of Common Stock already owned by the participant for at least six months or, if authorized by the Committee, a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. Subject to early termination or acceleration provisions, an Option is exercisable, in whole or in part, from the date specified in the related award agreement (which may be six months after the date of grant) until the expiration date determined by the Committee. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the 1994 Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000.

         The Options granted under the 1994 Plan become exercisable on such dates as the Committee determines in the terms of each individual Option. Options become immediately exercisable in full in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise, unless the Committee arranges for the optionee to receive new Options covering shares of the corporation purchasing or acquiring the assets or stock of the Company, in substitution of the Options granted under the Plan (which Options shall thereupon terminate). The Committee in any event may, on such terms and conditions as it deems appropriate, accelerate the exercisability of Options granted under the Plan. An ISO to a holder

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



7.       STOCK OPTIONS AND WARRANTS (CONTINUED)

of more than 10% of the total combined voting power of all classes of stock of the Company must expire no later than five years from the date of grant. A non-qualified Option must expire no later than ten years from the date of the grant.

         The Options granted under the 1994 Plan are not transferable other than by will or the laws of descent and distribution. Unexercised Options generally lapse three months after termination of employment other than by reason of retirement, disability or death in which case it terminates one year thereafter.

         An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. In its discretion, the Committee may grant an SAR concurrently with the grant of an Option. An SAR is only exercisable at such time, and to the extent, that the related Option is exercisable. Upon exercise of an SAR, which was issued concurrent with an Option, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. The Committee in its discretion may pay the amount in cash, shares of Common Stock, or a combination thereof.

         An RSA is an award of a fixed number of shares of Common Stock subject to restrictions. The Committee specifies the prices, if any, the recipient must pay for such shares. Shares included in an RSA may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered until they have vested. These restrictions may not terminate earlier than six months after the award date. The recipient is entitled to dividend and voting rights pertaining to such RSA shares even though they have not vested, so long as such shares have not been forfeited.

         A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the Committee. Issuance shall in any case not be earlier than six months after the award date.

         Upon the date a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to the participant's PSAs which have not been issued shall be forfeited in accordance with the terms of the related Award agreements. Options which have become exercisable by the date of termination of employment or of service on the Committee must be exercised within certain specified periods of time from the date of termination, the period of time to depend on the reason for termination. Options which have not yet become exercisable on the date the participant terminates employment or service on the Committee for a reason other than retirement, death or total disability shall terminate on that date.

         In the event a change in control occurs, all of the outstanding options may be accelerated. The 1994 Plan defines a change in control to have occurred if a "person," as defined in Section 13(d) and 14(d) under the Securities Exchange Act of 1934, as amended, acquires 20% or more of the outstanding shares of Common Stock of the Company unless waived in advance by Committee.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



7.       STOCK OPTIONS AND WARRANTS (CONTINUED)

         The 1994 Plan provides for anti-dilution adjustments in the event of a reorganization, merger, combination recapitalization, reclassification, stock dividend, stock split or reverse stock split; however, no such adjustment need be made if it is determined that the adjustment may result in the receipt of federally taxable income to optionees of the holders of Common Stock or other classes of the Company's securities. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan shall terminate, and any outstanding awards shall terminate and be forfeited unless assumed by the successor corporation.

         The Company's 1991 Incentive Stock Option Plan (the "1991 Plan"), as amended, provides for the granting of options for up to 258,699 shares of its Class A Stock to eligible employees and directors. Under the 1991 Plan, options are granted at no less than fair market value on the date of grant.
The period during which these options are exercisable is fixed by the Stock Option Committee at the time of grant. Options generally expire if not exercised within ten years (or five years in the case of an employee owning 10% or more of the Company's stock on the date of grant).

         The following table summarizes stock option transactions under the 1991 Plan and the 1994 Plan (the "Plans") for the remaining unexercised stock options and remaining unexercised warrants and stock options granted outside of the Plans:

                                              1991 PLAN AND 1994 PLAN            OUTSIDE OF THE PLANS
                                          ------------------------------    --------------------------------
                                           NUMBER OF                         NUMBER OF
                                            SHARES       PRICE PER SHARE      SHARES         PRICE PER SHARE
                                          ----------    ----------------    -----------     ----------------
Outstanding at December 31, 1992            103,063      $  2.63 -  30.00     732,143       $  4.00 -   7.50
 Granted                                      5,000                  7.00     306,250          4.00 -  18.00
 Exercised                                     - -                               - -
 Canceled                                   (18,750)                 7.25     (25,000)        12.00 -  18.00
                                          ----------                        ----------
Outstanding at December 31, 1993             89,313         2.63 -  30.00   1,013,393          4.00 -  11.00
 Granted                                    486,500         7.63 -   8.50        - -
 Exercised                                     - -                            (62,500)                  4.00
 Canceled                                   (12,500)                11.00    (633,929)         4.00 -   7.50
                                          ----------                        ----------
Outstanding at December 31, 1994            563,313         2.63 -  30.00     316,964          4.00 -  11.00
 Granted                                    456,500                  9.13        - -
 Exercised                                     - -                               - -
 Canceled                                    (5,000)                 8.50     (35,714)                  7.50
                                          ----------                        ----------
Outstanding at December 31, 1995          1,014,813         2.63 -  30.00     281,250          4.00 -  11.00
                                          ==========                        ==========

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



7.       STOCK OPTIONS AND WARRANTS (CONTINUED)

Options and warrants exercisable at December 31,


                    UNDER THE 1991 PLAN           OUTSIDE OF
                     AND THE 1994 PLAN             THE PLANS
                   ---------------------         ------------
      1995               123,013                     281,250
      1994                63,063                     316,964
      1993                51,813                     983,393


         As of July 6, 1994, in connection with the employment agreement of an officer (such officer also being a Director), the Company granted an RSA for 30,000 shares with a vesting date of July 5, 1998. The RSA shares are subject to the terms of the 1994 Plan and the officer's employment agreement. Based on a closing bid price on July 6, 1994 of $7.25 per share, this grant is expected to generate expense of approximately $218,000 through July 5, 1998.

         As of December 31, 1995, there have been no other SARs, PSAs or RSAs granted.

         Shares of the Company's Common Stock reserved for issuance follow:



                                                               DECEMBER 31,
                                                          -----------------------
                                                             1995         1994
                                                          ---------    ----------
                                                              (IN THOUSANDS)
            1991 Plan and 1994 Plan                          1,509        1,509
            Non-Plan options and warrants granted              281          317
            Common Stock Class B - non-voting                5,720        2,520
            6-1/2% Convertible Subordinated Notes            5,011        5,217
                                                           --------     --------
                                                            12,521        9,563
                                                           ========     ========

8.       RELATED PARTY TRANSACTIONS

         Effective December 15, 1995, the Company entered into the WEA Distribution Agreement. A Director of the Company is the Chairman/CEO - Warner Media Manufacturing & Distribution Group (a division of Time Warner, Inc.)
with responsibility for WEA. Such Director recused himself from the negotiations between the Company and WEA which resulted in the WEA Distribution Agreement (See Note 1). Included in recorded music and merchandising revenues for 1995 is $3,000,000 related to a non-refundable, non recoupable advance.

         During 1994 the Company loaned $250,000 to Thomas Bradshaw, the Company's Chief Financial Officer, which loan is secured by a pledge of shares of Common Stock of the Company owned by Mr. Bradshaw. The loan bears interest at a rate of 8.0% per annum (equal to the rate then in effect under the Company's Working Capital Loan) and has been extended to mature upon expiration of Mr. Bradshaw's current employment agreement which is currently February 1999. The loan has been included with other assets in the accompanying consolidated balance sheets at December 31, 1995 and 1994.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995




8.       RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company engaged Jefferson Capital Group ("JCG") to provide investment banking services to the Company in connection with the Stock Offering, including advice regarding valuation and pricing of the transaction for fees and expenses totaling $25,000. A member of the Company's Board of Directors is the President and a significant stockholder of JCG. The Company has also agreed to indemnify JCG against any liabilities it incurs in connection with the services provided, except due to JCG's gross negligence or willful misconduct.

         The Company engaged JCG to provide investment banking services to the Company in connection with the Fremantle International Acquisition, including valuation of the transaction, pricing and financing for fees and expenses totaling $319,000. The Company has also agreed to indemnify JCG against any liabilities it incurs in connection with the acquisition of Fremantle, except due to JCG's gross negligence or willful misconduct.

         The Company engaged JCG to provide investment banking services to the Company in connection with the LBS Acquisition, including valuation of the transaction, pricing and financing for a fee of $100,000. During 1991 in consideration for certain services the Company issued to JCG warrants to acquire 62,500 shares of Class A Stock at an exercise price of $4.00 per share, which may be exercised for up to five years from the date of issuance. The Company has also agreed to indemnify JCG against any liabilities it incurs in connection with the LBS Acquisition, except due to JCG's gross negligence or willful misconduct.

         SBEI currently rents a building from two officers/members of the Board of Directors of the Company at a cost to SBEI of approximately $4,300 per month, which the Company believes is a market rate. This building is used for office and warehouse space for the Company's recorded music operations.


9.       INCOME TAXES

         The provision for income taxes related to continuing operations is comprised of the following:

                                             YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                     1995             1994            1993
                                -------------     ------------    ------------
                                                  (IN THOUSANDS)
       Current:
          Federal                $       718       $      - -       $     - -
          State and local                195               13              14
          Foreign                      1,858              646              67
                                -------------     ------------     -----------
                                       2,771              659              81
                                -------------     ------------     -----------
       Deferred:
           Federal                     2,478             (329)             67
           State                         - -              - -              27
                                -------------     ------------     -----------
                                       2,478             (329)             94
                                -------------     ------------     -----------
                                  $    5,249       $      330       $     175
                                =============     ============     ===========

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



9.       INCOME TAXES (CONTINUED)

Components of deferred income taxes as calculated under SFAS 109 as of December 31, 1995 and 1994 and 1993 are as follows:

                                                                                 DECEMBER 31,
                                                            ----------------------------------------------------
                                                               1995                1994                 1993
                                                            ----------------------------------------------------
                                                                               (IN THOUSANDS)
        Amortization and depreciation                       $  (4,018)         $   (9,627)           $   (7,283)
        Accruals not currently deductible for tax
           purposes                                             1,660               6,874                 5,901
        Deferred revenues                                         116                 103                   314
        Net operating loss carryover                              - -               2,466                   672
        Foreign tax and investment tax credit
           carryover                                              - -               1,384                 1,205
                                                            ----------         -----------           -----------
                                                               (2,242)              1,200                   809
        Valuation allowance                                       - -                (965)                 (903)
                                                            ----------         -----------           -----------
                                                            $  (2,242)         $      235            $      (94)
                                                            ==========         ===========           ===========

         Reconciliation of effective rate of income taxes related to continuing operations:

                                                                YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                  1995                   1994                  1993
                                               -----------           ------------         -------------
                                                                    (IN THOUSANDS)
Provision for income taxes at statutory
  federal rate of 35%                           $   4,374            $     275              $    189
State and local income taxes                          127                    9                     9
Foreign income taxes                                  - -                  646                    67
Utilization of net operating losses,
  foreign and investment tax credits                  323                 (329)                  - -
Tax deductible items and other items                  425                 (271)                  (90)
                                               -----------           ----------           -----------
Provision for income taxes                      $   5,249            $     330              $    175
                                               ===========           ==========           ===========


         Foreign taxes withheld on revenues were utilized for financial reporting purposes in determining the provision for income taxes. These amounts withheld in the periods ended December 31, 1995, 1994 and 1993 were $246,000, $646,000, and $67,000, respectively.


10.      COMMITMENTS AND CONTINGENCIES

         The Company has exercised its option with the producers of Baywatch to produce 22 episodes of Baywatch for the 1996/1997 broadcast season. As of December 31, 1995, three of the episodes for the 1996/1997 broadcast season have been partially completed. The total production budget of approximately $22,000,000 for the 1996/1997 broadcast season is expected to be funded through a combination of: (i) borrowings under the Chemical Bank Facilities; (ii) cash payments by The Fremantle Corporation (an unrelated company); and (iii) working capital.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995




10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has exercised its option with the producers of Baywatch Nights, for the 1996/1997 broadcast season. The Company currently plans to self-distribute Baywatch Nights both domestically and internationally. The total production budget for the 22 planned new one-hour episodes for the 1996/1997 broadcast season of approximately $20,000,000 is expected to be funded through: (i) borrowings under the proposed Chemical Bank Facilities;
(ii) foreign sales agreements; and (iii) working capital. Additionally, as of December 31, 1995, the Company had completed production of 17 of 22 episodes for the 1995/1996 broadcast season with a total revised production budget of $23,000,000 for 22 episodes.

         The Company has reached an understanding with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing $670,000 of the $825,000 per episode production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option, exercisable on or before February 15 of each of the initial three broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, in the event Atlantis does not exercise its right to continue producing Sinbad, such right to produce the series reverts to the Company.

         In January 1995, the Company structured an arrangement with United Television/Chris Craft Industries, Inc. ("Chris Craft") whereby the Company was engaged through September 1997 as the exclusive domestic television distributor for The Richard Bey Show, a five day per week one-hour talk show. Chris Craft has agreed to deliver 39 weeks of original one-hour programs during each 52 week broadcast season and to air The Richard Bey Show on Chris Craft's six owned and operated stations in New York, Los Angeles, San Francisco, Minneapolis, Phoenix, and Portland.

         Minimum commitments for advances to recording artists at December 31, 1995 amounted to approximately $506,000.

         On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment.

         In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled any claims which CLBN may have against such persons, including but not limited to causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was therefore unwilling to enter into any tolling agreement. The Company and CLBN are currently engaged in

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995




10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

discussions regarding the potential resolution of all of their disputes. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims which CLBN may assert, and that the ultimate outcome of this matter will not result in a materially adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company ultimately will prevail.

         In September 1994, the Company filed a complaint (as amended) against the producers of the series Acapulco H.E.A.T. in the Superior Court of the State of California, County of Los Angeles (Case No. BC 110161) alleging, among other things, breach of contract and fraud. The Company had entered into an agreement, dated as of October 7, 1992, with the producers for the Company to distribute the series Acapulco H.E.A.T. in the domestic television market. Subject to the fulfillment of certain terms by the producers, the Company agreed to pay a distribution advance of $6,600,000 (plus an additional amount per episode under certain circumstances) payable over ten months commencing on November 30, 1993. As of December 31, 1994, the Company had made payments totaling approximately $4,698,000, at which time a dispute with the producers with regard to the non-fulfillment of certain terms by the producers was raised by the Company. The unpaid portion of the advance payments, totaling approximately $2,476,000, was placed in an interest-bearing restricted cash account pending resolution of the dispute. The producers filed an answer and cross-complaint alleging, among other things, breach of contract and fraud in connection with the agreement to distribute Acapulco H.E.A.T. and breach of contract and fraud in connection with the Company's barter distribution of certain theatrical films unrelated to Acapulco H.E.A.T. The Company did not exercise its option to distribute any additional new episodes of Acapulco H.E.A.T. for the 1994/1995 broadcast season. An agreement in principle has been reached to settle this litigation. If the settlement is not consummated, the Company intends to vigorously pursue its claim and defend against the cross-complaint. Management does not believe the ultimate outcome of this matter will result in a materially adverse effect on the Company's financial condition or results of operations. However, there can be no assurance that the Company will be successful on the merits of the lawsuit.

         The Company is party to legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company leases office and production studio space under operating leases expiring at various dates through 2005. Renewal options are available on certain of these leases. The minimum lease payments, under noncancellable operating leases at December 31, 1995, are as follows:


                                        MINIMUM CONTRACTUAL AMOUNTS
                             --------------------------------------------------
                                 LEASE           SUBLEASE          NET LEASE
                               PAYMENTS           INCOME            PAYMENTS
                             ------------      ------------      --------------
                                              (IN THOUSANDS)
   1996                      $     1,842        $        94        $      1,748
   1997                            1,714                 98               1,616
   1998                            1,612                102               1,510
   1999                            1,233                106               1,127
   2000                              985                 54                 931
Thereafter                         4,300                - -               4,300
                             ------------      -------------     ---------------
                             $    11,686          $     454         $    11,232
                             ============      =============     ===============


         Rent expense of approximately $1,404,000, $1,014,000 and $690,000 is net of sublease income of $85,000, $57,000 and $45,000 and amounts capitalized to productions of $774,000, $288,000 and $309,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


11.      FINANCIAL INSTRUMENTS

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, restricted cash and trade receivables.

         The Company maintains its cash and restricted cash balances at various financial institutions. These financial institutions are throughout the world and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions holding significant account balances. As of December 31, 1995 and 1994, a significant concentration of credit risk exists only with respect to the interest bearing restricted cash account held, pending resolution of a dispute (See Note 10), with a single financial institution other than the Company's primary lender. The balance of such account is $2,551,000 and $2,478,000 at December 31, 1995 and 1994, respectively.

         The Company produces and sells television programs, and recorded music product to domestic and foreign distributors. Sales of advertising time retained in television programming sold are to agencies representing national advertisers, primarily in the consumer products industry. The Company generally does not require collateral on trade receivables. Concentrations of credit risk on trade receivables exist only with respect to the domestic recorded music trade receivable. The Company's domestic recorded music trade receivable ($5,810,000 and $4,775,000 at December

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



11.      FINANCIAL INSTRUMENTS (CONTINUED)

31, 1995 and 1994, respectively) is with BMG, one of the six major record companies. The Company's decision to change domestic recorded music distributors to WEA, commencing January 1, 1996, is not expected to impact realization of such trade receivables. Credit losses and returns of recorded music product have consistently been within management's expectations.

         Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments approximate their fair value with the exception of the Company's $60,000,000, 6-1/2% Convertible Subordinated Notes ("Notes"). The Notes, which have a carrying value of $57,630,000, (reflecting conversions exercised through December 31, 1995) had a fair value of approximately $52,000,000 and $44,400,000 at December 31, 1995 and 1994, respectively. Such fair value was determined using the quoted market prices for the Notes as of December 31, 1995 and 1994.


12.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's activities consist of two business segments - television production and distribution, and recorded music production and distribution. Summaries of financial information by business segment follows:

                                                                    YEAR ENDED DECEMBER 31, 1995
                                            --------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                                                     RECORDED
                                               TELEVISION             MUSIC              CORPORATE                TOTAL
                                            --------------      --------------       ---------------        ----------------
Revenues                                     $    206,734        $     22,026          $      - -              $   228,760
Operating income (loss)                            26,399                  13              (4,720)                  21,692
Identifiable assets                               281,063              10,726               9,793                  301,582
Depreciation and amortization                      93,528                 140                  55                   93,723
Expenditures for property and equipment               947                   9                 721                    1,677


                                                                    YEAR ENDED DECEMBER 31, 1995
                                            --------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                                                     RECORDED
                                               TELEVISION             MUSIC              CORPORATE                TOTAL
                                            --------------      --------------       ---------------        ----------------
Revenues                                     $     98,771         $     16,130          $       - -           $     114,901
Operating income (loss)                            12,523                 (450)               (5,612)                 6,461
Identifiable assets                               190,064                8,949                 8,994                208,007
Depreciation and amortization                      33,783                  141                    60                 33,984
Expenditures for property and equipment               377                   20                   100                    497

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



12.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                    YEAR ENDED DECEMBER 31, 1995
                                            --------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

                                                                     RECORDED
                                               TELEVISION             MUSIC              CORPORATE                TOTAL
                                            --------------      --------------       ---------------        ----------------
Revenues                                     $     57,407         $    13,215         $        - -             $     70,622
Operating income (loss)                             7,012                (949)              (3,988)                   2,075
Identifiable assets                                92,387               9,887               10,247                  112,521
Depreciation and amortization                      33,635                 - -                   55                   33,690
Expenditures for property and equipment               119                  16                  - -                      135

         A summary of geographic financial information is presented for 1995 and 1994. Prior to 1994, the Company had operations in the United States only.

                                                            YEAR ENDED DECEMBER 31, 1995
                                                -------------------------------------------------
                                                                  (IN THOUSANDS)
                                                  UNITED STATES         EUROPE          TOTAL
                                                -----------------    -----------     ------------
Revenues                                         $   146,303        $   82,457       $   228,760
Operating income                                      12,674             9,018            21,692
Identifiable assets                                  213,767            87,815           301,582
Depreciation and amortization                         91,098             2,625            93,723
Expenditures for property and equipment                1,228               449             1,677


                                                           YEAR ENDED DECEMBER 31, 1995
                                               -------------------------------------------------
                                                                 (IN THOUSANDS)
                                                 UNITED STATES         EUROPE          TOTAL
                                               -----------------    -----------     ------------
Revenues                                          $    83,135        $   31,766      $  114,901
Operating income                                         (388)            6,849           6,461
Identifiable assets                                   129,231            78,776         208,007
Depreciation and amortization                          32,882             1,102          33,984
Expenditures for property and equipment                   273               224             497


         Revenues related to the television series Baywatch amounted to $66,211,000, $35,328,000, and $29,185,000 for the years ended December 31,
1995, 1994 and 1993, respectively.

         Approximately $58,868,000, $15,802,000, and $0 of revenues from the European segment are derived from the Company's operations in Germany for the years ended December 31, 1995, 1994 and 1993, respectively. Of the revenues derived from the German operations, approximately $13,322,000, $2,376,000 and $0 are generated by The Price Is Right for the years ended December 31, 1995, 1994 and 1993, respectively.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



12.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

         During the years ended December 31, 1995, 1994 and 1993, one customer of the recorded music segment accounted for 7%, 11% and 14%, respectively, and one customer of the television segment accounted for 6%, 13%, and 17%, respectively of consolidated revenues. Commencing January 1, 1996, the Company entered into the WEA Distribution Agreement providing for the domestic distribution for all of the Company's recorded music product (See Notes 1 and 8).

         Included in United States sales are export sales in the years ended December 31, 1995, 1994 and 1993 of $29,977,000, $20,821,000, and $14,921,000,
respectively.


13.      SUBSEQUENT EVENT (UNAUDITED)

         Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (as defined) (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan (See Note 5), plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $687,000 due 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Tranche A term loan. The consummation of the IPG/Goodson Agreement requires regulatory approval and the approval of a significant majority of the members of the Company's lending syndicate, which approvals are expected shortly but as of March 27, 1996 had not been obtained. The IPG/Goodson Agreement is in lieu of and replaces the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, and effective only after April 30, 1996, for $25,900,000 in cash (increasing during the option exercise period at a rate of 7% per annum). The IPG/Goodson Agreement results in the Company's full ownership of the net assets held by the LLC. Effective January 1, 1996, the Company's initial purchase price for the net assets of Mark Goodson Productions (See Note 1) will increase by $25,000,000 to $50,785,000, resulting in goodwill of $50,519,000. Consistent with its treatment of its undivided 50% interest, the Company has allocated the increased purchase price to goodwill which will be amortized over 25 years from October 6, 1995, the date of the Mark Goodson Acquisition. The IPG/Goodson Agreement will further result in the Company absorbing the full share of the contingent purchase price, to the extent earned by the Sellers. The Company will account for the IPG/Goodson Agreement as a purchase effective January 1, 1996.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
All American Communications, Inc.


We have audited the accompanying combined balance sheet of the combined business of Mark Goodson Productions, L.P. and The Child's Play Company as of December 31, 1995, and the related combined statements of operating income and changes in partners' equity, and cash flows for the period from October 6, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the combined business of Mark Goodson Productions, L.P. and The Child's Play Company at December 31, 1995, and their operating income and their cash flows for the period from October 6, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG LLP


Los Angeles, California
March 28, 1996

             COMBINED BUSINESS OF MARK GOODSON PRODUCTIONS, L.P.
                         AND THE CHILD'S PLAY COMPANY


                            COMBINED BALANCE SHEET
                                (in thousands)


                                                          December 31,
                                                              1995
                                                          -----------
    Assets:

      Trade receivables                                     $ 4,639
      Trade receivables - related party                       4,724
      Television program costs, net of accumulated
        amortization of $1,059                                   --
      Furniture & equipment, net of
        accumulated depreciation of $13                         253
      Other                                                      64
                                                            -------
    Total assets                                            $ 9,680
                                                            =======


    Liabilities and Partners' Equity:

      Accounts payable and accrued expenses                 $ 1,415
      Due to sellers                                            793
                                                            -------
         Total liabilities                                    2,208
                                                            -------


      Partners' capital                                         266
      Undistributed earnings                                  7,206
                                                            -------
         Total partners' equity                               7,472
                                                            -------
    Total liabilities and partners' equity                  $ 9,680
                                                            =======


    See accompanying notes.

              COMBINED BUSINESS OF MARK GOODSON PRODUCTION, L.P.
                         AND THE CHILD'S PLAY COMPANY


                    COMBINED STATEMENT OF OPERATING INCOME
                       AND CHANGES IN PARTNERS' EQUITY
                                (in thousands)



                                                             Period From
                                                           October 6, 1995
                                                           (Inception) to
                                                          December 31, 1995
                                                          -----------------

   Revenues:

     Domestic                                                  $ 3,531
     International - related party                               4,724
     Other                                                          27
                                                               -------
                                                                 8,282
                                                               -------


   Expenses:
     Domestic                                                    1,059
     Other                                                           4
     Depreciation                                                   13
                                                               -------
                                                                 1,076
                                                               -------
   Operating income                                              7,206
   Net assets acquired                                             266
   Partners' equity, beginning of period                            --
                                                               -------
   Partners' equity, end of period                             $ 7,472
                                                               =======



   See accompanying notes.

             COMBINED BUSINESS OF MARK GOODSON PRODUCTIONS, L.P.
                         AND THE CHILD'S PLAY COMPANY


                       COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)



                                                           Period From
                                                         October 6, 1995
                                                         (Inception) to
                                                        December 31, 1995
                                                        -----------------

   Operating activities:
     Operating income                                         $ 7,206
     Adjustments to reconcile operating income to net
       cash provided by operating activities:
       Depreciation and amortization                            1,072
       Increase in trade receivables                           (9,363)
       Changes in operating assets and liabilities:
         Additions to television program costs                 (1,059)
         Other assets                                             (64)
         Accounts payable and accrued liabilities
           and due to sellers                                   2,208
                                                              -------
   Net cash provided by operating activities                       --


   Investing activity:
     Acquisition of net assets                                   (266)
                                                              -------
   Net cash used by investing activity                           (266)

   Financing activity:
     Partners' capital contribution                               266
                                                              -------
   Net cash provided by financing activity                        266

   Increase in cash                                                --
   Cash at beginning of period                                     --
                                                              -------
   Cash at end of period                                      $    --
                                                              =======



   See accompanying notes.

              COMBINED BUSINESS OF MARK GOODSON PRODUCTIONS, L.P.
                          AND THE CHILD'S PLAY COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS

        Basis of Presentation

        On October 6, 1995, the net assets of Mark Goodson Productions, L.P., The Child's Play Company and certain affiliates under common control prior to October 6, 1995 ("Mark Goodson Productions") were sold to All American Communications, Inc. ("AACI") and The Interpublic Group of Companies ("Interpublic") and placed in Mark Goodson Productions, LLC, a joint venture (the "LLC").

        The accompanying combined financial statements for the combined business of Mark Goodson Productions, L.P. and The Child's Play Company (the "Company") have been prepared from the books and records of Mark Goodson Productions and present the combined results of operations from October 6, 1995 (inception) through December 31, 1995.

        Recognition of Revenues

        Revenues from network television licensing agreements are recognized as episodes are completed and delivered to the network. Revenues from the international licensing of format rights are recognized when earned as reported to the Company by the licensees (principally a subsidiary of AACI).

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

        Television Program Costs

        Television program costs consist of direct production costs and production overhead, less accumulated amortization. Such costs are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs which are not recoverable from the producers share of revenues are charged to expense as incurred.

        Television program costs, and estimated total costs of participations and residuals, are amortized under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of remaining gross revenue to be recognized.

        Depreciation

        Furniture and equipment are carried at cost and depreciation is computed using the straight line method over five years, the estimated useful lives of the assets. Depreciation expense from inception through December 31, 1995 amounted to $13,000.

              COMBINED BUSINESS OF MARK GOODSON PRODUCTIONS, L.P.
                          AND THE CHILD'S PLAY COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES AND TRANSACTIONS (continued)

        Income Taxes

        No provision for income taxes has been presented in the accompanying combined statement of operations and changes in partners' equity as the Company, as a joint venture, is not subject to Federal or state taxes.

2.  RELATED PARTY TRANSACTIONS

        The Company's principal source of international revenue and the related receivable is from format rights licenses granted to a subsidiary of AACI. For the period from October 6, 1995 through and as of December 31, 1995, the Company reported revenues and had outstanding receivables from AACI of $4,724,000.

3.  SIGNIFICANT CUSTOMER

        The domestic revenue and receivable recognized by the Company as of December 31, 1995 results from a license agreement with the CBS Network for the game show The Price Is Right.

4.  SUBSEQUENT EVENT

        Interpublic and AACI, effective January 1, 1996, entered into an agreement pursuant to which AACI agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement"). AACI will account for the IPG/Goodson Agreement as a purchase as of January 1, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996


                                        ALL AMERICAN COMMUNICATION, INC.


                                        By: /s/ Anthony J. Scotti
                                            ----------------------
                                            Anthony J. Scotti
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Scotti       Chairman of the Board &              March 29, 1996
- -------------------------   Chief Executive Officer
Anthony J. Scotti           (principal executive officer)


/s/ Thomas Bradshaw         Director, Chief Financial Officer    March 29, 1996
- -------------------------   and Treasurer (principal financial
Thomas Bradshaw             officer and principal accounting
                            officer)


/s/ Eugene Beard            Director                             March 29, 1996
- -------------------------
Eugene Beard


/s/ Lawrence E. Lamattina   Director                              March 29, 1996
- -------------------------
Lawrence E. Lamattina


/s/ Gordon C. Luce          Director                              March 29, 1996
- -------------------------
Gordon C. Luce


/s/ David A. Mount          Director                              March 29, 1996
- -------------------------
David A. Mount


/s/ R. Timothy O'Donnell    Director                              March 29, 1996
- -------------------------
R. Timothy O'Donnell

/s/ Myron Roth              Director                              March 29, 1996
- -------------------------
Myron Roth


/s/ Benjamin J. Scotti      Director                              March 29, 1996
- -------------------------
Benjamin J. Scotti


/s/ Sydney D. Vinnedge      Director                              March 29, 1996
- -------------------------
Sydney D. Vinnedge

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (AMOUNTS IN THOUSANDS)



                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS





           COLUMN A                      COLUMN B                  COLUMN C                      COLUMN D        COLUMN E
- ------------------------------------  ------------      -----------------------------           ----------      ----------
                                                                  ADDITIONS
                                                        -----------------------------
                                                                          CHARGED TO
                                       BALANCE AT       CHARGED TO          OTHER                               BALANCE AT
                                      BEGINNING OF       COSTS AND         ACCOUNTS             DEDUCTIONS        END OF
         DESCRIPTION                     PERIOD          EXPENSES         --DESCRIBE            --DESCRIBE        PERIOD
- ------------------------------------  ------------      -----------       -----------           ----------      ----------
YEAR ENDED DECEMBER 31, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts      $       719      $       311     $        - -         $       - -        $     1,030
  Allowance for estimated future
     returns                                 1,169              - -            4,658 (2)           4,412 (3)          1,415
  Allowance for makegood reserve             1,967              - -              - -               1,432 (4)            535

YEAR ENDED DECEMBER 31, 1994:
  Deducted from assets accounts:
  Allowance for doubtful accounts              432              287              - -                 - -                719
  Allowance for estimated future
     returns                                   965              - -            3,368 (2)           3,164 (3)          1,169
  Allowance for makegood reserves            1,844            3,757              - -               3,634 (4)          1,967

YEAR ENDED DECEMBER 31, 1993:
  Deducted from assets accounts:
  Allowance for doubtful accounts              395               56              - -                  19 (1)            432
  Allowance for estimated future
     returns                                 1,174              - -            3,157 (2)           3,366 (3)            965
  Allowance for makegood reserves            1,816              634              - -                 606 (4)          1,844

__________________________

(1)      Write-offs of uncollectible amounts.
(2)      Charged to recorded music revenues.
(3)      Actual sales returns.
(4)      Makegood credits issued to customers.