Form 10-K/A
period 1995-12-31
ALL AMERICAN COMMUNICATIONS INC
filed 1996-04-29
CIK 783265

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended                   December 31, 1995                      ,OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                         Commission File Number 0-14333


                        ALL AMERICAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                95-3803222
(State of or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


808 Wilshire Boulevard, Santa Monica, California      90401-1810
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code        (310) 656-1100


Securities registered pursuant to Section 12(b) of the Act:
  None


Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $0.0001 par value
  Common Stock, Class B, $0.0001 par value


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


Total number of pages 12                       Exhibit Index begins on page N/A

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Name                                       Position                                                   Age
         ----                                       --------                                                   ---
Anthony J. Scotti**          Chief Executive Officer and Chairman of the Board                                  56

Myron I. Roth**              President, Chief Operating Officer and Director                                    63

Thomas Bradshaw**            Chief Financial Officer, Senior Executive Vice President and Director              53

Sydney D. Vinnedge           Senior Executive Vice President and Director                                       52

Benjamin J. Scotti           Senior Executive Vice President; Executive Vice President -- All American          58
                             Music Group and Director

Lawrence E. Lamattina        Chief Executive Officer and President -- All American/ Fremantle Television        50
                             Group and Director

Gordon C. Luce*+             Director                                                                           70

R. Timothy O'Donnell*+ ++    Director                                                                           40

David A. Mount*+ ++          Director                                                                           52

Eugene P. Beard              Director                                                                           61

- ---------------

* Member of Stock Option Committee

** Member of Executive Committee

+ Member of Compensation Committee

++ Member of Audit Committee

Each of the persons listed above (other than Messrs. Lamattina, O'Donnell, Mount and Beard) assumed the positions listed above on February 25, 1991, the date on which Scotti Brothers Entertainment Industries, Inc. ("SBEI") merged (the "Merger") into All American Television, Inc. ("AATV"), which was the legal predecessor to the registrant, All American Communications, Inc. (the "Company"). Prior to such date, Anthony J. Scotti and Mr. Vinnedge were already directors of AATV.

ANTHONY J. SCOTTI was a co-founder of the Company and has been a director of the Company since its inception in 1982. He became Chief Executive Officer and Chairman of the Board on February 25, 1991. Mr. Scotti served as a consultant to Carolco Pictures Inc. (motion picture production) and has been a director of LIVE Entertainment, Inc. (entertainment software) since November 1988. Mr. Scotti was the non-executive Chairman of the Board of LIVE Entertainment from November 1992 until his resignation in March 1996.

MYRON I. ROTH joined SBEI in December 1990 as President and Chief Operating Officer, and he assumed the same titles and became a director of the Company on February 25, 1991. Mr. Roth is a member of the Board of Directors of the Record Industry Association of America.

THOMAS BRADSHAW was a director, Senior Executive Vice President and Chief Financial Officer of SBEI from 1985 and, on February 25, 1991, he assumed the same positions at the Company. In addition, Mr. Bradshaw was a director of LIVE Entertainment, Inc. from December 1988 to November 1993.

SYDNEY D. VINNEDGE was a co-founder of the Company and has been a director of the Company since its inception in 1982. Since February 25, 1991, Mr. Vinnedge has served as Senior Executive Vice President of the Company.

BENJAMIN J. SCOTTI co-founded the predecessor to SBEI in 1974 and served as Co-Chairman of SBEI until February 25, 1991. Since February 25, 1991, Mr. Scotti has been Senior Executive Vice President of the Company, Senior Executive
Vice President of All American Music Group (a subsidiary of the Company) and a director of the Company. He is the brother of Anthony J. Scotti.

LAWRENCE E. LAMATTINA became Chief Executive Officer and President of All American/Fremantle Television Group, an operating division of the Company, on August 3, 1994 and a director on October 12, 1994. Since May 1989, he has been Chairman of the Board of Fremantle International, Inc. and Chairman and Chief Executive Officer of EC TV, a division of The Interpublic Group of Companies, Inc. ("IPG"). Mr. Lamattina also continues to act as a consultant to IPG with respect to areas that are not competitive with the Company.

GORDON C. LUCE is a senior advisor to Eastman & Benirschke Financial Group (financial planning and insurance brokerage), a position he has held from July 1990 to the present. Mr. Luce is a member of the Board of Directors of PS Group (a diversified investment company) and Molecular Biosystems, Inc. (a medical research enterprise) and is currently a member of the Board of Trustees of the University of Southern California and the Chairman of Scripps Health. He became a director of the Company on February 25, 1991. Mr. Luce was a director of Carolco Pictures, Inc. until his resignation in November 1995; on November 10, 1995, Carolco Pictures filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

R. TIMOTHY O'DONNELL was elected to the Company's Board of Directors effective January 2, 1992. He is President of Jefferson Capital Group, Ltd., a privately held investment banking group co-founded by Mr. O'Donnell in September 1989. Mr. O'Donnell has been a director of LIVE Entertainment Inc. since 1988, a director of Shorewood Packaging Corporation (packager for records, videos and cassettes) since October 1991 and a director of Cinergi Pictures Entertainment Inc.
(motion picture production) since March 1994.

DAVID A. MOUNT was appointed to the Board of Directors on May 5, 1994. In March 1995, Mr. Mount was named Chairman and Chief Executive Officer of Warner Media Manufacturing and Distribution. Prior thereto, Mr. Mount had been President and Chief Executive Officer of Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc., since October 1993. Mr. Mount was President and Chief Executive Officer of LIVE Entertainment Inc. from August 1988 through September 1993. In addition, Mr. Mount served as a director of LIVE Entertainment in 1989 and from January 1992 to the present. On February 2, 1993, LIVE Entertainment filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and emerged pursuant to a plan of reorganization on March 17, 1993. From August 1989 to June 1993, Mr. Mount was President of LIVE Home Video Inc., a subsidiary of LIVE Entertainment, Inc. He was Chief Executive Officer of LIVE Home Video, Inc. from August 1989 to October 1993.

EUGENE P. BEARD became a member of the Board of Directors on October 12, 1994. Mr. Beard has been the Vice Chairman -- Finance and Operations of IPG since October 1995, was Executive Vice President -- Finance and Operations of IPG prior to that time and has served as a director of IPG since 1982. Mr. Beard is a member of the Board of Directors of Brown Brothers Harriman 59 Wall Street Fund, Inc. (diversified investment fund), National Westminster Bancorp Inc. (commercial bank) and Micrografx, Inc. (computer software).

IPG has entered into a voting agreement with certain management stockholders of the Company (including Anthony J. Scotti) to vote for the election of one member of the Company's Board of Directors nominated by IPG.

DIRECTORS' REMUNERATION

         The Company does not pay any compensation to any person serving as a member of the Board of Directors of the Company if such person is also an employee of the Company. All outside directors are paid an annual fee of $25,000 for serving as a director, except that Mr. Beard serves as a director without compensation for such services. Non-employee directors receive automatic stock option grants of 3,000 shares per year, with the exception of Mr. Beard who waived his right to stock options.

COMMITTEES OF THE BOARD OF DIRECTORS; ATTENDANCE

         During the year ended December 31, 1995, there were six meetings of the Board of Directors, and all members participated. To assist in carrying out its duties and responsibilities, the Board of Directors of the Company has appointed a Stock Option Committee to administer the Company's Incentive Stock Option Plan, as amended, and the Company's 1994 Stock Incentive Plan (the "1994 Plan"). For the year ended December 31, 1995, the members of the Stock Option Committee were R. Timothy O'Donnell, Gordon C. Luce and David A. Mount. During the year ended December 31, 1995, the Stock Option Committee had one meeting, and all members were present. The Board of Directors of the Company has appointed an Executive Committee to assist the Board in the overall management of the business and affairs of the Company. The members of the Executive Committee are Anthony J. Scotti, Myron Roth and Thomas Bradshaw. During the year ended December 31, 1995, the Executive Committee had no formal meetings. The Company has an Audit Committee, the members of which are R. Timothy O'Donnell and David
A. Mount. For the year ended December 31, 1995, the Audit Committee held one meeting, and both members participated. In 1994, the Board of Directors established a Compensation Committee to assist in the establishing of executive compensation and the performance goals of the Company and the executive officers. The members of the Compensation Committee are Gordon C. Luce, R. Timothy O'Donnell and David A. Mount. During the year ended December 31, 1995, there was one meeting of the Compensation Committee, and all members were present. In connection with the Company's Class B Common Stock offering in December 1995, the Board of Directors appointed a Pricing Committee, consisting of Anthony J. Scotti and R. Timothy O'Donnell, to assist in the pricing of such stock. During the year ended December 31, 1995, the Pricing Committee met once, and both members participated.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors and persons who beneficially own more than 10% of the company's stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that (i) the following directors, Timothy O'Donnell, David Mount and Gordon Luce, failed to file a Form 4 in July 1995 relating to the vesting of 600 stock options in June 1995 held, respectively, by each of them, and (ii) Benjamin Scotti, a director, failed to file a Form 4 in July 1995 relating to the vesting of 2,000 stock options in June 1995 held by him.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company who served in such capacities during fiscal 1995 (the "Named Executive Officers") for services rendered during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                     Long Term Compensation
                                    ---------------------                             Awards
                                                                             ----------------------

                                                                                    Securities       All Other
                                                                  Restricted        Underlying        Compen-
Name and Principal Position     Year       Salary       Bonus    Stock Awards    Options/SARs (#)    sation(1)
- ---------------------------     ----       ------       -----    ------------    ----------------    ---------
Anthony J. Scotti               1995      $813,000     $  - -      $  - -            100,000         $  - -
   Chief Executive Officer      1994       719,000        - -         - -            100,000            - -
                                1993       547,000        - -         - -              - -              - -

Myron I. Roth                   1995      $425,000     $ 79,000    $  - -             50,000         $  - -
   President and Chief          1994       408,000       79,000       - -             50,000            - -
   Operating Officer            1993       389,000       79,000       - -              - -              - -

Thomas Bradshaw                 1995      $419,000     $ 43,000    $  - -             35,000         $  - -
   Chief Financial Officer      1994       399,000       43,000       - -             35,000            - -
   and Senior Executive         1993       380,000       43,000       - -              - -              - -
   Vice President

Sydney D. Vinnedge              1995      $396,000     $ 13,000    $  - -              6,000         $  - -
   Senior Executive Vice        1994       371,000       13,000       - -              6,000            - -
   President                    1993       350,000       13,000       - -              - -              - -

Lawrence E. Lamattina (2)       1995      $561,000     $550,000    $  - -             25,000         $  - -
   Chief Executive Officer and  1994       229,000      229,000     218,000 (3)      150,000            - -
   President, All American/     1993         - -          - -         - -              - -              - -
   Fremantle Television Group

(1) The Named Executive Officers received compensation in the form of personal benefits, including automobile allowances, premiums for health insurance, disability insurance and life insurance, which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2)  Mr. Lamattina's employment with the Company commenced on August 3, 1994.

(3) In accordance with his employment agreement dated August 3, 1994, Mr. Lamattina was granted restricted stock awards ("RSAs") under the 1994 Plan, as of July 6, 1994, for 30,000 shares of common stock, $0.0001 par value (as a class, collectively, the "Common Stock"), with a vesting date of July 5, 1998. The shares have been valued using the closing bid price on July 6, 1994 of $7.25.

                           OPTION GRANTS IN 1995(4)

                                                 INDIVIDUAL GRANTS
- ------------------------------------------------------------------------------------------------------------------

                           Number of       Percent of Total
                          Securities           Options
                          Underlying          Granted to          Exercise or                            Grant
                           Options            Employees            Base Price                         Date Present
Name                      Granted (#)          in 1995             ($/SH)(1)      Expiration Date      Value (2)
- ----                      -----------          -------             ---------      ---------------      ---------
Anthony J. Scotti         100,000 (3)           21.91%               $9.125       April 24, 2005        $479,874

Myron I. Roth              50,000 (3)           10.95%               $9.125       April 24, 2005        $239,937

Thomas Bradshaw            35,000 (3)            7.67%               $9.125       April 24, 2005        $167,956

Sydney D. Vinnedge          6,000 (3)            1.31%               $9.125       April 24, 2005        $ 28,792

Lawrence E. Lamattina      25,000 (3)            5.48%               $9.125       April 24, 2005        $119,969

(1) Exercise price is based upon the closing bid price of the Company's Common Stock on the date of grant.

(2) Grant date value is determined using the Black-Scholes option valuation model.

(3) Each of these options vests in varying percentages based upon the satisfaction of certain performance targets. None of these options had vested as of December 31, 1995. All of these options became fully vested subsequent to December 31, 1995 upon the Company's achievement of the specified performance targets.

(4) Excludes all options granted in 1996 in connection with amendments of the employment contracts of certain Named Executive Officers. See "--Employment Agreements."

OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

        The following table provides certain information concerning the exercise of stock options and shows the number of shares covered by both exercisable and non-exercisable stock options held as of the end of 1995. Also shown are values for "in-the-money" options, which represent the positive difference between the exercise price of such options and the price of the Common Stock at year end.

                       AGGREGATED OPTION EXERCISES DURING 1995 AND OPTION VALUES ON DECEMBER 31, 1995
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                Number of Securities
                                                               Underlying Unexercised                 Value of Unexercised
                              Shares                                 Options at                      In-the-Money Options at
                             Acquired                             December 31, 1995                    December 31, 1995
                                on           Value                       (#)                                  ($)
Name                         Exercise       Realized          Exercisable/Unexercisable             Exercisable/Unexercisable
- ----                         --------       --------          -------------------------             -------------------------
Anthony J. Scotti               - -           - -                  - -   /  200,000                    $ - -   / $237,500

Myron I. Roth                   - -           - -                  - -   /  100,000                    $ - -   / $118,750

Thomas Bradshaw                 - -           - -                  - -   /   70,000                    $ - -   / $ 83,125

Sydney D. Vinnedge              - -           - -                  - -   /   12,000                    $ - -   / $ 14,250

Lawrence E. Lamattina           - -           - -                 25,000 /  150,000                    $59,375 / $318,750


EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with all of the Named Executive Officers, Anthony J. Scotti, Thomas Bradshaw, Sydney D. Vinnedge, Lawrence Lamattina and Myron Roth. The employment agreement with Mr. Scotti, originally entered into in February 1991 and amended most recently in February 1996, provides that Mr. Scotti shall serve as Chief Executive Officer of the Company through February 25, 2001 (unless earlier terminated in accordance with the terms of such agreement), commencing at a base salary of $907,500 in 1996 and increasing by 10% per year (subject to a maximum base salary of $1,000,000 per year). Mr. Scotti is required to render his services on a full-time basis to the Company, provided that he may devote such reasonable amount of time, as he determines, to other business activities which may be conducted in the entertainment industry. The term of the agreement may be terminated by the Company for "good cause" (as defined) or by Mr. Scotti in the event of the "Company's Material Breach" (as defined) or a "Change in Control" or other "Event" as defined in the Company's 1994 Stock Incentive Plan (the "1994 Plan").

          The employment agreement with Mr. Bradshaw, originally entered into in February 1991 and amended most recently in February 1996, provides that Mr. Bradshaw shall serve as Senior Executive Vice President, Finance and Chief Financial Officer of the Company through February 25, 2001 (unless earlier terminated), commencing at a base salary of $476,650 in 1996 and increasing by a minimum of 6% per year. The five-year term employment agreement with Mr. Vinnedge, originally entered into in February 1991, which provides that he will serve as a Senior Executive Vice President of the Company, has been extended through August 25, 1997, commencing at a base compensation of $250,000 per year, plus contingent compensation of up to $250,000 per year at the Company's discretion. The employment agreement with Mr. Lamattina, entered into in August 1994, provides that Mr. Lamattina shall serve as the Chief Executive Officer and President of the All American/Fremantle Television
Group through August 3, 1999 (unless earlier terminated), commencing at a base salary of $550,000 and increasing by 5% per year. His current salary is $577,500. Mr. Lamattina is also entitled to receive annual incentive compensation up to $550,000 per year if certain operating income targets are achieved by the All American/Fremantle Television Group. Under
Mr. Lamattina's employment agreement, he is entitled to annual grants of options to purchase 25,000 shares of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management" for a description of the vesting of Mr. Lamattina's stock options. The five-year term employment agreement for Mr. Roth, originally entered into in February 1991, has expired, but he continues his employment with the Company as President and Chief Operating Officer without an employment agreement under substantially the same terms as those in effect in the last year of his employment agreement. Mr. Roth's current salary is $425,000 per year. Each of the Named Executive Officers is provided with an automobile expense reimbursement allowance and an annual allowance to cover premiums for life, health and disability insurance.

          Under his employment agreement, prior to its amendment in February 1996, Mr. Scotti was entitled to receive, as long-term incentive compensation, 100,000 annual stock option grants (from 1994 to 1999). In February 1996, subject to Mr. Scotti relinquishing his remaining contractual right to future grants under his employment agreement, the Company granted to Mr. Scotti options (under the 1994 Plan) to purchase 250,000 shares of Common Stock at the market price ($9.875 per share) on the date of grant and options (under the 1991 Incentive Stock Option Plan) to purchase 50,000 shares of Common Stock at 110% of the fair market value ($10.8625 per share) on the date of grant. All such stock options vested on the date of grant in February 1996.

          In addition, in connection with the extension of Mr. Scotti's employment agreement, the Option Committee granted to Mr. Scotti, subject to shareholder ratification, options (under the 1994 Plan) to purchase
1,200,000 shares of Class B Common Stock at an exercise price equal to the market price ($7.875 per share) on the date of grant. These options vest subject to Mr. Scotti's staying in the continuous employment of the Company for a period of 9 years and 9 months from the original date of his employment agreement and are entitled to accelerated vesting in four equal annual tranches upon the achievement of certain operating income targets set annually by the Option Committee or the Board of Directors or earlier upon the occurrence, with certain exceptions, of a "Change in Control" or other "Event" (as defined in the Plan). The Company has also agreed to reimburse
Mr. Scotti for any federal, state or local excise tax ("Excise Tax"), and any additional taxes to which he may be subject, on any payments to Mr. Scotti from the Company as a result of accelerated vesting of this option grant upon a "Change in Control" or otherwise, up to a maximum reimbursement equal to two times the amount of such Excise Tax.

          As part of the amendment of Mr. Bradshaw's employment agreement, the Company granted to Mr. Bradshaw options to purchase 250,000 shares of Class B Common Stock at the market price ($7.875 per share) on the date of grant. 50,000 of such stock options vested on the date of grant in February 1996. The remainder vest in a substantially similar manner to the vesting provisions described above with respect to Mr. Scotti's stock options to purchase Class B Common Stock.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 19, 1996 concerning the beneficial ownership of certain securities of the Company by (i) each person who is known to the Company to be a beneficial owner of more than 5% of each class of the outstanding common stock of the Company, (ii) each of the current directors of the Company, and (iii) all current directors and Named Executive Officers of the Company as a group. Unless otherwise specified, the address of each beneficial owner listed below is 808 Wilshire Boulevard, Santa Monica, California 90401.

                                                        Percent of            Class B          Percent of Class
                                  Common Stock         Common Stock         Common Stock        B Common Stock
                                  Beneficially         Beneficially         Beneficially         Beneficially
                                    Owned (1)             Owned              Owned (1)              Owned
                                  ------------         ------------         ------------       ----------------
Anthony J. Scotti (2)               3,420,229            48.05%                 - -                  - -

Benjamin J. Scotti (3)              1,441,995            23.89%                 - -                  - -

Myron I. Roth (4)                     440,850             7.19%                 - -                  - -

Thomas Bradshaw (5)                   385,850             6.33%               50,000                  *

Sydney D. Vinnedge (6)                153,975             2.55%                 - -                  - -

Lawrence E. Lamattina (7)             105,000             1.72%                 - -                  - -

Gordon C. Luce (8)                      2,800               *                   - -                  - -

David A. Mount (8)                      1,800               *                   - -                  - -

R. Timothy O'Donnell (9)               97,400             1.60%                                      - -
Jefferson Capital Group, Ltd.
One James Center
901 East Cary Street
Suite 1400
Richmond, Virginia 23219

Eugene P. Beard (10)                   - -               - -                  50,000                 - -
The Interpublic Group of
Companies, Inc.
1271 Avenue of the Americas
New York, New York 10020

The Interpublic Group of              630,000            10.45%            2,520,000               43.67%
Companies, Inc. (11), (12)
1271 Avenue of the Americas
New York, New York 10020

                                                        Percent of            Class B          Percent of Class
                                  Common Stock         Common Stock         Common Stock        B Common Stock
                                  Beneficially         Beneficially         Beneficially         Beneficially
                                    Owned (1)             Owned              Owned (1)              Owned
                                  ------------         ------------         ------------       ----------------
FMR Corp.(13)                        628,403              9.48%                  - -                 - -
82 Devonshire Street
Boston, Massachusetts 02109

Credit Suisse (14)                   695,656             10.34%                  - -                 - -
Paradeplatz 8
8070 Zurich, Switzerland

Franklin Resources, Inc. (15)        366,957              5.74%                  - -                 - -
777 Mariners Island Boulevard
San Mateo, California 94404

Janus Capital Corp. (16)
100 Fillmore Street, Suite 300
Denver, Colorado 80206               - -                   - -                  500,000             8.67%

All Directors and Named
Executive Officers as a group
(10 persons)                                                                     - -                 - -
                                   4,831,574              70.99%

- ------------------

* less than 1%


(1) Amounts include options and other securities exercisable or convertible into shares of Common Stock held by such beneficial owner, unless such securities are not convertible or exercisable within 60 days.

(2) Includes 1,275,538 shares beneficially owned by Messrs. Roth, Bradshaw, Vinnedge, Lamattina and certain employees which Anthony J. Scotti has a proxy to vote. See "Certain Relationships and Related Transactions." Includes vested performance options to purchase 200,000 shares of Common Stock. Further includes 8,696 shares of Common Stock issuable upon conversion of the Company's convertible subordinated notes registered under a registration statement. Does not include unvested options granted to Mr. Scotti in February 1996. See "-- Employment Agreements."

(3) Includes 6,000 time vesting options which have vested. Excludes 14,000 time vesting options not yet vested or subject to vesting in the next 60 days. Does not include unvested options granted to Mr. Scotti in February 1996. See "-- Employment Agreements."

(4) 415,850 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 100,000 shares of Common Stock.

(5) 385,850 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 70,000 shares of Common Stock. Does not include unvested options granted to Mr. Bradshaw in February 1996. See "-- Employment Agreements."

(6) 120,225 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 12,000 shares of Common Stock.

(7) Mr. Lamattina owns 30,000 shares of restricted Common Stock which vest in July 1998, is vested in time vested options to purchase 25,000 shares of Common Stock and is vested in performance options to purchase 50,000 shares of Common Stock. All such shares are subject to a voting proxy granted to Anthony J. Scotti. Excludes 100,000 time vesting options not yet vested or subject to vesting in the next 60 days.

(8) Includes 1,800 time vesting options which have vested. Excludes 4,200 time vesting options not yet vested or subject to vesting in the next 60 days.

(9) Mr. O'Donnell owns 33,100 shares of Common Stock and his affiliate, Jefferson Capital Group, Ltd., owns warrants to purchase 62,500 shares. Includes 1,800 time vesting options which have vested. Excludes 4,200 time vesting options not yet vested or subject to vesting in the next 60 days.

(10) Mr. Beard was appointed to the Board of Directors on October 12, 1994 to fill a vacancy. Mr. Beard does not own any shares directly and disclaims beneficial ownership of the 630,000 shares of Common Stock and the 2,520,000 shares of Class B Common Stock owned by IPG.

(11) As disclosed on a Schedule 13D, dated August 12, 1994.

(12) Represents approximately 26.3% (approximately 19% on a fully-diluted basis) of common stock when Common Stock and Class B Common Stock are aggregated as one class.

(13) As disclosed on a Schedule 13G, dated January 10, 1996; includes shares issuable upon conversion of the Company's convertible subordinated notes registered under a registration statement.

(14) As disclosed on a Schedule 13G dated as of February 12, 1996; includes shares issuable upon conversion of the Company's convertible subordinated notes registered under a registration statement.

(15) As disclosed on a Schedule 13G, dated February 13, 1996.

(16) As disclosed on a Schedule 13G, dated February 8, 1996.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1995, the Company entered into a domestic distribution agreement for recorded music with Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA"). A member of the Company's Board of Directors is currently Chairman and Chief Executive Officer of Warner Media Manufacturing and Distribution and was previously President and Chief Executive Officer of WEA.

        As of January 1995, the Company entered into an agreement to engage the services of Jefferson Capital Group, Ltd. ("JCG") to provide investment banking services to the Company for the term of one year, with automatic one year extensions but with both parties retaining the right to terminate such services upon 30 days' written notice. R. Timothy O'Donnell, a member of the Company's Board of Directors, is the President and a significant stockholder of JCG. The agreement is further subject to termination upon the resignation or non-election of Mr. O'Donnell as a director of the Company. It provides for annual compensation of $25,000 per year, prorated for any partial year. The Company has also agreed to indemnify JCG against any liabilities incurred by it in connection with the services provided, except due to JCG's gross negligence or willful misconduct. JCG's services for 1995 were provided solely with respect to the Company's Class B Common Stock offering, including advice regarding valuation and pricing of the transaction.

         In October 1994, the Company provided a loan of $250,000 to Thomas Bradshaw. Such loan is secured by a pledge of shares of Common Stock of the Company owned by Mr. Bradshaw, bears interest at a rate equal to a market rate determined by reference to the Company's working capital line (8%) and has been extended to mature upon the expiration of Mr. Bradshaw's current employment agreement (February 2001).

         SBEI currently leases, from month to month, a building from Anthony J. Scotti and Benjamin J. Scotti at a cost to SBEI of approximately $4,300 per month, which the Company believes is a market rate. This building is used for office and warehouse space for the Company's recorded music operations.

         The Company believes that the terms of the transactions described above are substantially comparable to those that would have been obtainable in similar or analogous transactions with unaffiliated parties.

MANAGEMENT STOCKHOLDERS AGREEMENT

         The Company has entered into a stockholders' agreement with Anthony J. Scotti, Benjamin J. Scotti, Myron Roth, Thomas Bradshaw, George Back, Joseph E. Kovacs and Sydney D. Vinnedge (the "Management Stockholders Agreement"), pursuant to which (i) each of Messrs. Roth, Bradshaw and Vinnedge granted (a) to Anthony J. Scotti and Benjamin J. Scotti a right of first refusal on all shares of the Company's Common Stock owned by Messrs. Roth and Bradshaw immediately after the Merger and the 108,225 shares received by Mr. Vinnedge in the Merger for shares of SBEI Common Stock owned by him and a right to purchase all such shares upon termination of their employment for a reason other than "cause" (as defined in their respective employment agreements) and (b) to Anthony J. Scotti an irrevocable proxy to vote substantially all such shares until August 25, 1996 and (ii) each of the individuals was granted certain registration rights for such shares owned by him. As a result of such rights, in the event of any public offering, each of such individuals could cause the Company to register all of such shares of Common Stock owned by him, which would permit each such individual to sell his shares in the public market. The proxy granted to Anthony
J. Scotti gives him the ability to control the voting of 2,235,920 shares of the 5,779,653 shares (or approximately 39%) of the voting Common Stock outstanding. Additionally, Messrs. Roth, Bradshaw and Vinnedge have granted to Anthony J. Scotti an irrevocable proxy to vote all shares of Common Stock acquired upon exercise of their options to purchase an aggregate of 182,000 shares of Common Stock.

         Lawrence E. Lamattina, David Champtaloup and Doug C. Gluck have granted to Anthony J. Scotti an irrevocable proxy to vote all shares of Common Stock acquired upon exercise of their options to purchase an aggregate of 236,500 shares of Common Stock and, in Mr. Lamattina's case, 30,000 shares of restricted stock granted pursuant to the 1994 Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 29, 1996

                        ALL AMERICAN COMMUNICATIONS, INC.


                        By:  /s/ Anthony J. Scotti
                           ------------------------------
                             Anthony J. Scotti
                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Anthony J. Scotti                        Chairman of the Board &                          April 29, 1996
- ------------------------------              Chief Executive Officer
Anthony J. Scotti                           (principal executive officer)



/s/ Thomas Bradshaw                         Director, Chief Financial Officer                April 29, 1996
- ------------------------------              and Treasurer (principal financial
Thomas Bradshaw                             officer and principal accounting
                                            officer)



/s/ Eugene Beard                            Director                                         April 29, 1996
- ------------------------------
Eugene Beard


/s/ Lawrence E. Lamattina                   Director                                         April 25, 1996
- ------------------------------
Lawrence E. Lamattina


/s/ Gordon C. Luce                          Director                                         April 29, 1996
- ------------------------------
Gordon C. Luce


/s/ David A. Mount                          Director                                         April 29, 1996
- ------------------------------
David A. Mount


/s/ R. Timothy O'Donnell                    Director                                         April 29, 1996
- ------------------------------
R. Timothy O'Donnell

/s/ Myron I. Roth                           Director                                         April 29, 1996
- ------------------------------
Myron I. Roth


/s/ Benjamin J. Scotti                      Director                                         April 25, 1996
- ------------------------------
Benjamin J. Scotti


/s/ Sydney D. Vinnedge                      Director                                         April 29, 1996
- ------------------------------
Sydney D. Vinnedge