Form 10-Q
period 1996-03-31
ALL AMERICAN COMMUNICATIONS INC
filed 1996-05-15
CIK 783265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended March 31, 1996
                               --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition from ____________________________________to________________



                     Commission File Number        0-14333


                        ALL AMERICAN COMMUNICATIONS, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                  95-3803222
       ------------------------------                ------------------------
      (State of or other jurisdiction                    I.R.S. Employer
     of incorporation or organization)                 Identification No.)


808 Wilshire Boulevard, Santa Monica, California            90401-1810
- ------------------------------------------------            ----------
    (Address of principal executive offices)                (Zip Code)


                                   (310) 656-1100
               --------------------------------------------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    Yes          No
                                           -----        -----
    As of May 10, 1996, there were 5,677,652 shares of $.0001 par value Common Stock, and 5,720,000 shares of $.0001 par value Common Stock, Class B outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1996                 1995
                                                                              -----------           ----------
                                                                              (unaudited)             (Note)
 Cash and cash equivalents                                                      $ 22,096             $ 13,126

 Restricted cash                                                                   7,785                6,968

 Trade receivables, less allowances of $2,675 and $2,980 at March 31,
   1996 and December 31, 1995, respectively                                       90,697              103,896

 Unbilled receivables, less imputed interest of $1,972 and $2,354 at
   March 31, 1996 and December 31, 1995, respectively                              9,922               11,685

 Inventory, net                                                                    1,161                1,018

 Advances to recording artists, net                                                  329                  544

 Television program costs, less accumulated amortization of $245,869
   and $228,942 at March 31, 1996 and December 31, 1995, respectively             81,026               74,644

 Property and equipment, less accumulated depreciation and amortization            5,141                4,526

 Investment in unconsolidated affiliate                                               --               29,130

 Goodwill, less accumulated amortization of $4,727 and $3,384 at
   March 31, 1996 and December 31, 1995, respectively                            101,896               49,403

 Other                                                                             6,563                6,642
                                                                                --------             --------

 Total assets                                                                   $326,616             $301,582
                                                                                ========             ========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             MARCH 31,          DECEMBER 31,
                                                                               1996                 1995
                                                                            ----------          -----------
                                                                            (unaudited)            (Note)
 Liabilities:

 Accounts payable                                                           $ 13,942             $ 14,293
     Accrued expenses                                                         29,754               19,823
     Royalties payable                                                         4,791                4,435
     Deferred revenues                                                           284                  277
     Due to producers                                                         22,329               26,271
     Participations payable                                                   30,985               30,979
     Notes payable                                                           152,377              134,982
     Deferred taxes payable                                                    2,242                2,242
                                                                            --------             --------
 Total liabilities                                                           256,704              233,302
                                                                            --------             --------
Commitments and contingencies

 Stockholders' equity:
     Preferred stock, authorized 5,000,000 shares, none issued                    --                   --
     Common stock, voting, $.0001 par value, authorized 20,000,000 shares, issued 5,677,652 and 5,662,052 in 1996 and 1995, respectively
       (including treasury shares)                                                 1                    1
     Common stock, Class B non-voting, $.0001 par value, authorized
       20,000,000 shares, issued 5,720,000 in 1996 and 1995                        1                    1
     Additional paid-in capital                                               61,522               61,522
     Common stock in treasury, at cost, 30,000 shares in 1996 and 1995          (135)                (135)
     Retained earnings                                                         9,010                6,939
     Currency translation adjustment                                            (487)                 (48)
                                                                            --------             --------
 Total stockholders' equity                                                   69,912               68,280
                                                                            --------             --------
 Total liabilities and stockholders' equity                                 $326,616             $301,582
                                                                            ========             ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------
                                                              1996                 1995
                                                        --------------         ----------
                                                                   (unaudited)
 Revenues:
   Television                                            $    41,357            $  33,944
   Recorded music and merchandising                            6,786                3,018
                                                         -----------            ---------
                                                              48,143               36,962
 Expenses:                                               -----------            ---------
  Television                                                  29,358               28,049
  Recorded music and merchandising                             4,978                1,864
  Selling, general and administrative                          6,662                5,768
  Goodwill amortization                                        1,085                  540
                                                         -----------            ---------
                                                              42,083               36,221
                                                         -----------            ---------
 Operating income                                              6,060                  741

 Other income (expense):
  Interest income                                                431                   21
  Interest expense, net of amounts capitalized                (2,898)              (2,365)
  Other                                                          (22)                  60
                                                         -----------            ---------
                                                              (2,489)              (2,284)
                                                         -----------            ---------

 Income (loss) before provision (benefit) for
   income taxes                                                3,571               (1,543)
 Provision (benefit) for income taxes                          1,500                 (648)
                                                         -----------            ---------
 Net income (loss)                                       $     2,071            $    (895)
                                                         ===========            =========
 Primary:
   Net income (loss) per share                           $      0.18            $   (0.11)
                                                         ===========            =========
   Weighted average number of common shares and
     common share equivalents outstanding                 11,773,000            8,006,000
                                                         ===========           ==========
 Fully diluted:

   Net income (loss) per share                           $      0.16           $    (0.11)
                                                         ===========           ==========
   Weighted average number of common shares and
     common share equivalents outstanding                 16,851,000            8,006,000


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------
                                                                                  1996                 1995
                                                                               ---------             --------
                                                                                         (unaudited)
 OPERATING ACTIVITIES
 Net income (loss)                                                             $  2,071             $   (895)
   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
   Depreciation and amortization of property, equipment and goodwill              1,675                  661
   Amortization of television program costs                                      16,927               17,574
   Decrease in allowance for doubtful accounts                                      (28)                (116)
   Decrease in allowance for sales returns                                         (296)                (403)
   Increase (decrease) in make goods reserve                                         19                 (890)
   Decrease in imputed interest discount                                           (382)                  --
   Changes in operating assets and liabilities:
     Restricted cash                                                                (77)                 164
     Trade receivables, unbilled receivables, inventory and advances to
       recording artists                                                         18,041                5,986
     Additions to television program costs                                      (23,309)             (25,130)
     Deferred income tax benefit                                                     --                  (648)
     Accounts payable, accrued expenses and royalties payable                     9,937                 (282)
     Due to producers and participations payable                                 (3,936)               1,428
     Deferred revenues                                                                7                1,542
     Other assets                                                                    79                  961
                                                                                -------             --------
          Net cash provided (used) by operating activities                       20,728                  (48)
                                                                                -------             --------
 INVESTING ACTIVITIES
 Purchase of property and equipment, net                                           (695)                 (81)
 Purchase of remaining 50% interest in Mark Goodson, LLC                        (27,279)                  --
                                                                               --------             --------
          Net cash used in investing activities                                 (27,974)                 (81)
                                                                               --------             --------
 FINANCING ACTIVITIES
 Payments on stock subscriptions receivable                                          --                   28
 Proceeds from borrowings                                                        24,100               21,580
 Repayments of borrowings                                                       (34,505)             (25,174)
 Restricted cash held for repayment of borrowings                                  (740)               5,514
 Issuance of notes payable in connection with purchase of remaining
   50% interest in Mark Goodson, LLC                                             27,800                   --
                                                                               --------             --------
          Net cash provided by financing activities                              16,655                1,948
                                                                               --------             --------
 Effect of exchange rate changes on cash                                           (439)                 439
                                                                               --------             --------
 Increase in cash                                                                 8,970                2,258
 Cash and cash equivalents at beginning of period                                13,126                1,662
                                                                               --------             --------
 Cash and cash equivalents at end of period                                    $ 22,096             $  3,920
                                                                               ========             ========
 Supplemental disclosure of cash flow information:
   Cash paid during the period for:

     Interest, net of amounts capitalized                                      $  1,608             $  1,355
                                                                               ========             ========
     Income taxes                                                              $    181             $    120
                                                                               ========             ========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



1. SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), Scotti Brothers Entertainment Industries, Inc. ("SBEI"), All American Fremantle International, Inc. ("AAFII"), All American FDF Holdings, Inc. ("AAFDF") and All American Goodson, Inc. ("AAG") (and together with their respective wholly-owned subsidiaries collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

   The Company's primary source of revenues is from the production, distribution and promotion of television programs. The Company has operations throughout the world, with activities located principally in the United States and Europe.

   Intangible Assets

   It is the Company's policy to evaluate the recovery of its intangible assets (principally goodwill) and to recognize impairment if it is probable that the recorded amounts are not recoverable from future undiscounted cash flow or if there is an event or change in circumstances which establish the existence of impairment indicators.

   Basis of Presentation and Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of AAC and its subsidiaries; all significant intercompany balances and transactions have been eliminated.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

   Recognition of Revenues

   Minimum guaranteed amounts from domestic television sales are generally recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Advertising revenues are recognized upon the commencement of the license period of the program and the advertising time has been sold pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement, unless the program is not yet available for exhibition. Revenues under domestic and foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the program materials are not yet available for broadcast or exploitation.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   The portion of recognized revenue to be shared with the producers and owners of the licensed program material (participations payable and due to producers) is accrued as the revenue is recognized.

   In certain instances, the Company guarantees viewer ratings for its syndicated programs. Applicable revenue is recorded net of estimated shortfalls, which are settled by giving either additional advertising time (make goods) or cash refunds to the advertiser. The Company provides for the full amount of the estimated shortfall.

   Domestic revenues from recorded music are recognized as units are shipped to customers. The Company provides for estimated future returns of recorded music product at the time when the products are initially sold. These provisions are based upon historical experience. Actual returns are charged against the reserve. Foreign distribution of recorded music is effected through a distributor in exchange for guaranteed nonrefundable advances against future royalties. Nonrefundable guaranties from foreign sales are recognized as product is delivered to the Company's foreign distributor.

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

   Restricted Cash

   Pursuant to the Company's lending agreement, subject to certain exceptions for working capital, substantially all cash collected is required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the outstanding borrowings as specified in the lending agreement (See Note 3). The cash held for repayment is included as restricted cash. Additionally, amounts held in an interest bearing reserve account with respect to a dispute have been included as restricted cash (See Note 5).

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Inventory

   Inventory consists of recorded music product and is carried at the lower of cost or estimated net realizable value. Pursuant to the Company's distribution agreement (the "WEA Distribution Agreement") with Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA"), WEA has a security interest in the Company's master recordings at any time the Company owes money to WEA.

   Television Program Costs

   Television program costs consist of direct production costs, production overhead, capitalized interest and certain exploitation costs, less accumulated amortization. Such costs are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs which are not recoverable from the producers' share of revenues are charged to expense as incurred.

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

   Artist Compensation Cost

   Royalties earned by artists from sales of recorded music are charged to expense as the related revenues are recognized. Advances to artists against future royalties are recorded as assets if the Company estimates the amount of the advances will be recoverable from future royalties to be earned by the artist, based upon the past performance and current popularity of the artist. Such advances are applied against subsequent royalties earned by the artist.

   Depreciation and Amortization

   Property and equipment are carried at cost, and depreciation is computed using accelerated and straight line methods over the estimated useful lives of the assets; thirty years for the Company owned building and ranging from three to ten years for the remaining assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements.

   Goodwill is amortized on a straight-line basis over periods ranging from 10 to 25 years (principally 25 years).

   Income Taxes

   The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

   Deferred income taxes under the liability method arise primarily from the differences in the timing of the recognition of certain television and recorded music revenue and expense items for book and tax purposes.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   Stock Based Compensation

   The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

   Share Information; Earnings Per Share

   Primary earnings per share represents the per share income or loss and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the treasury stock method.

   The fully diluted per share computation for 1996 reflects the effect of the assumed conversion of the Company's 6-1/2% Convertible Subordinated Notes due 2003 (See Note 3) and increases net income by $583,000 for the elimination of interest expense on such notes, net of tax benefits. Such assumed conversion is anti-dilutive for 1995.

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


2. ACQUISITIONS

   Mark Goodson Productions

   As of October 6, 1995, the Company consummated an Asset Purchase Agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned, directly or indirectly by the Company and The Interpublic Group of Companies ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities ( the "MG Acquisition") of Mark Goodson Productions, L.P. and the Child's Play Company (collectively, the "Sellers"). The Sellers are not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired consisted of a cash payment of $25,000,000, transaction costs of $785,000, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48,500,000 if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years no additional contingent purchase price accrues. Substantially all of the Company's $25,785,000 portion of the initial purchase price was allocated to goodwill and was reflected in "investment in unconsolidated affiliate" in the condensed consolidated balance sheet at December 31, 1995.

   Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (as defined) (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date,

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



2. ACQUISITIONS (CONTINUED)

   subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan (See Note 3), plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $687,000 due 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Tranche A term loan. The IPG/Goodson Agreement is in lieu of and replaces the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, and effective only after April 30, 1996, for $25,900,000 in cash (increasing during the option exercise period at a rate of 7% per annum). The IPG/Goodson Agreement together with the MG Acquisition (collectively the "Mark Goodson Acquisition") resulted in the Company's full direct or indirect ownership of the net assets held by the LLC. As of January 1, 1996, the Company's initial purchase price for the net assets of Mark Goodson Productions increased by $27,800,000 plus costs of $138,000 to $53,723,000. Consistent with its treatment of its undivided 50% interest, the Company has allocated substantially all of the increased purchase price to goodwill which is being amortized over 25 years from October 6, 1995, the date of the MG Acquisition. The IPG/Goodson Agreement further results in the Company absorbing the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. To the extent additional contingent purchase price would be increased to a total of $48,500,000, annual amortization expense associated with such additional goodwill would be $1,940,000 (for an aggregate annual amortization expense of $3,965,000 in addition to annual amortization expense of approximately $540,000 from prior acquisitions). Through March 31, 1996, the Company has recorded contingent purchase price totaling $3,048,000 (excluding Interpublic's share through December 31, 1995 of $935,000). As of March 31, 1996, goodwill, including the total initial purchase price of $53,723,000 (before allocation of $2,934,000 to identifiable net assets) and contingent purchase price of $3,048,000, totals $53,837,000. The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective January 1, 1996.

   The pro forma unaudited results from operations for the three months ended March 31, 1995 (giving effect to the Mark Goodson Acquisition as of January 1,
1995) follows:

                                            THREE MONTHS ENDED
                                              MARCH 31, 1995
                                           --------------------
                                           (in thousands except
                                            per share amount)
     Revenues                                      $40,261
     Operating income                              $ 4,320
     Net income                                    $   601
     Net income per share                          $  0.07



   The pro forma information presented above is prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the Mark Goodson Acquisition been made at January 1, 1995, or of the results which may occur in the future.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996

3. NOTES PAYABLE

   Notes payable and amounts due to banks are comprised of the following:

                                                          MARCH 31,             DECEMBER 31,
                                                            1996                   1995
                                                          ---------             -----------
                                                                  (in thousands)
    Notes payable to banks                                 $  66,947             $ 77,352
    Other notes payable                                       27,800                 - -
    Convertible subordinated notes, 6 1/2%                    57,630               57,630
                                                            --------             --------
                                                            $152,377             $134,982
                                                            ========             ========


   In April 1995, the Company secured a $110,000,000, subsequently increased to $135,000,000, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank. This facility currently consists of five tranches: (i) a term loan of $30,000,000 (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle International acquisition; (ii) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch (the "Baywatch Production Line" or "Tranche B"); (iii) a revolving credit facility of up to $20,000,000 in the aggregate for the production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company (the "Working Capital Line" or "Tranche D"); and (v) the $25,000,000 Tranche E term loan described below (the Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities"). In connection with the MG Acquisition, the Company effected a credit utilization of its working capital line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its initial $25,000,000 cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility Agreement was amended to provide an additional $25,000,000 term loan under this facility ("Tranche E"), which increased the total facility to a maximum of $135,000,000, in order to refinance the Company's reimbursement obligations under the Letter of Credit. On April 18, 1996, the Company utilized the Working Capital Line to pay Interpublic $12,500,000 in connection with the Mark Goodson Acquisition (See Note 2). The obligations of the Company under the Chemical Bank Facilities, the Tranche A term loan and the Tranche E term loan are cross-collateralized. The Tranche A term loan matures on December 31, 1998, the Tranche E term loan matures on April 13, 1999 and the Chemical Bank Facilities are available through and mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amounts which the Company may borrow under Tranches B, C and D are based upon the value of the collateral in the borrowing base, which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either: (i) LIBOR plus 2-1/2% (8.0% as of May 3, 1996); or (ii) the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-1/2% (9.75% as of May 3, 1996), as reduced upon the Company's satisfaction of certain financial ratios. As of May 3, 1996, the Company has outstanding borrowings of $22,500,000 under the Tranche A term loan, $23,410,000 under the Tranche E term loan, and $32,900,000 under the Chemical Bank Facilities, and approximately $24,625,000 was available for borrowing under the Chemical Bank Facilities. As an interim use, the Company temporarily paid down certain amounts borrowed under the revolving Chemical Bank Facilities from a portion of the net proceeds of the Company's Class B Common Stock offering in December 1995. Amounts repaid under the Chemical Bank Facilities may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



3. NOTES PAYABLE (CONTINUED)

   The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. In particular, consummation of acquisitions may be subject to obtaining bank consent under the Senior Credit Facility Agreement. The Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series, and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights and the 1996/1997 broadcast season of Baywatch Nights. The Tranche E term loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Tranche E term loan be prepaid to specified levels).

   Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement, substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and are applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Tranche A term loan until such time as the Term Loan is repaid in full. As of May 3, 1996, the Company has made quarterly principal installment payments and prepayments totaling $7,500,000 due through the September 1996 quarter. The remaining balance of the Tranche A term loan is repayable in quarterly principal installments as follows: remaining portion of the September 1996 installment, $1,500,000; December 1996, $3,000,000; March 1997, $1,000,000; June 1997,
$1,000,000; September 1997, $3,000,000; December 1997, $3,000,000; March 1998,
$1,000,000; June 1998, $1,000,000; September 1998, $4,000,000; and a final installment due on the last business day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount which the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets (other than real property) are pledged under the Senior Credit Facility Agreement.

   Under the Tranche E term loan which refinanced the initial cash portion of the purchase price paid by the Company in connection with the Mark Goodson Acquisition, the borrower is All American Goodson, Inc. ("AAG"), a wholly-owned subsidiary of the Company and the licensee of the world-wide distribution rights of the LLC (subject to certain existing licenses). Under the Tranche E term loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative and tax distributions to the LLC, to repay the Tranche E term loan.

   In connection with the IPG/Goodson Agreement (See Note 2), the Company issued three notes payable to Interpublic totaling $27,800,000 as follows: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (paid in April 1996 from borrowings under the Working Capital Line); (ii) a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and
(iii) a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, with $687,000 due 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Tranche A term loan.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



4. TELEVISION PROGRAM COSTS

Costs for television programs are comprised of the following:

                                                       MARCH 31,     DECEMBER 31,
                                                         1996           1995
                                                       ---------     --------
                                                           (in thousands)
 Released, less accumulated amortization                 $79,017      $73,902
 In process and development                                2,009          742
                                                         -------      -------
                                                         $81,026      $74,644
                                                         =======      =======


   The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the quarters ended March 31, 1996 and 1995 are capitalized interest of $306,000 and $68,000, respectively and capitalized overhead of $934,000 and $653,000, respectively.


5. COMMITMENTS AND CONTINGENCIES

   The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority ( $670,000 per episode) of the production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option, exercisable on or before February 15 of each of the initial three broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. The total commitment of up to approximately $14,700,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche D of the Chemical Bank
Facilities; (ii) cash payments by international sub-licensees; and
(iii) working capital.


   The Company has exercised its option to produce 22 episodes of Baywatch for the 1996/1997 broadcast season. As of May 3, 1996, the Company has spent approximately $1,400,000 to partially complete three episodes for the 1996/1997 broadcast season. The total production budget of approximately $22,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche B of the Chemical Bank Facilities;
(ii) cash payments by The Fremantle Corporation (an unaffiliated company); and
(iii) working capital. As of March 31, 1996, the Company has not met the Baywatch Production Line conditions which must be satisfied prior to receiving additional funding of the 1996/1997 broadcast season under Tranche D of the Chemical Bank Facilities. Such conditions, which primarily include obtaining a completion bond, are expected to be met prior to commencement of principal photography, currently planned for June, 1996.

   Through May 3, 1996, the Company has spent approximately $2,000,000 and completed principal photography on two episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche C of the Chemical Bank Facilities; (ii) cash payments received from international sub-licensees; and (iii) working capital.

   In September 1994, the Company filed a complaint, as amended, against the producers of the series Acapulco H.E.A.T. in the Superior Court of the State of California alleging, among other things, breach of contract and fraud. The

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Company had entered into an agreement, dated as of October 7, 1992, with the producers for the Company to distribute the series in the domestic television market. Subject to the fulfillment of certain terms by the producers, the Company agreed to pay a distribution advance of $6,600,000 (plus an additional amount per episode under certain circumstances) payable over ten months commencing November 30, 1993. As of September 1994, the Company had made payments totaling approximately $4,698,000, at which time a dispute with the producers over the non-fulfillment of certain terms by the producers was raised by the Company, and the Company discontinued making such advance payments. The unpaid portion of the advance payments, totaling approximately $2,452,000, has been placed in an interest-bearing, restricted cash account pending resolution of the dispute. Effective as of February 5, 1996, such dispute has been settled, with the balance of the restricted cash account being transferred (in April 1996) to the lender on the series Acapulco H.E.A.T., less $550,000 which was retained by the Company. The impact of this settlement has been previously reflected in the financial statements of the Company.

   On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment.

   In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled the statute of limitations on any claims by CLBN against such persons, including but not limited to causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was, therefore, unwilling to enter into any tolling agreement. The Company and CLBN are currently engaged in discussions regarding the potential resolution of all of their disputes. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a materially adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company ultimately will prevail.

   Minimum commitments for advances to recording artists at May 3, 1996 amounted to approximately $420,000.

   The Company is party to certain other legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company is a diversified entertainment company which produces, distributes and markets television programs and recorded music both domestically and internationally.

   The television industry may be broadly divided into three major segments: (i) production, involving the development, financing and making of television shows;
(ii) distribution, involving the promotion and exploitation of completed television shows; and (iii) broadcast, involving the domestic or international airing or broadcast of programming over network affiliated stations, independent stations and cable or satellite television.

   The international broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. The Company produces and distributes "local" content programming internationally through its wholly owned subsidiary, All American Fremantle International, Inc. ("AAFII"), principally using game and variety show formats acquired as part of the Mark Goodson Acquisition or from third parties. License agreements for international programming are typically entered into prior to the commencement of production and generally provide for license fees sufficient to cover the costs of production. While the Company has international production facilities in several countries, AAFII's production activities occur primarily in Germany, the U.K. and Greece.

   The international distribution and exploitation of Baywatch Nights (worldwide), Sinbad (Europe only, including the U.K., excluding Scandinavia), the Company's movies-of-the-week and a portion of its library of domestic content programming are also handled by AAFII. In addition to producing and distributing Company owned product, AAFII provides television related producer-for-hire and distributor services for a fee.

   The U.S. broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. Broadcasters telecast network programming, including off-network programming (reruns) (in the case of network affiliates); self and/or locally produced programming; and off-network programming or first-run programming from independent producers or "syndicators" such as the Company. In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale to advertisers ("barter"), or for a combination of cash and barter. The Company domestically distributes programming for television produced by the Company or unrelated third parties in the first-run and rerun syndication markets. In general, the Company receives revenues from program license fees paid by broadcasters and/or by selling advertising time for programs distributed on a barter basis.

   Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total United States television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory through advertising agencies to sponsors desiring national coverage (including, but not limited to, Proctor & Gamble, Bristol Myers-Squibb, MCI, Beecham, Kellogg Company, Nestle and RJR Nabisco). The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater.

   In most cases, the Company's domestic and international distribution revenues are based on a percentage of the net revenues derived from cash license fees and/or the sale of advertiser sponsorships. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues and its fee for advertising sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a pre-determined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. Such advance payment may reduce the Company's distribution fee or result in a loss if sufficient revenues are not generated. For the 1996/1997 broadcast season, the Company has made certain guarantees with respect to Sinbad.

   A small number of programs and musical recordings has historically accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. The results of the first quarter of 1996 reflect the full consolidation of the Mark Goodson Productions, LLC, the remaining 50% of which was acquired effective as of January 1, 1996. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 1996 and 1995:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                          1996                 1995
                                                                        -------               ------
                 Revenues:

                    Television                                           85.9%                 91.8%
                    Recorded music and merchandising                     14.1                   8.2
                                                                        -----                 -----
                        Total                                           100.0                 100.0
                 Operating expenses:

                    Television                                           61.0                  75.9
                    Recorded music and merchandising                     10.3                   5.0
                    Selling, general and administrative                  13.8                  15.6
                    Goodwill amortization                                 2.3                   1.5
                                                                        -----                 -----
                        Total                                            87.4                  98.0
                 Other expense, principally interest                      5.2                   6.2
                                                                        -----                 -----
                 Income (loss) before income taxes                        7.4%                 (4.2)%
                                                                        =====                 =====






THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 1995

   Revenues. The Company's total revenues increased by $11.1 million or 30% to $48.1 million for the three months ended March 31, 1996, from $37.0 million for the three months ended March 31, 1995. Revenues from television operations increased by $7.4 million or 22% to $41.4 million for the three months ended March 31, 1996, from $33.9 million for the three months ended March 31, 1995. This increase was due primarily to the recognition of $5.6 million in revenue from Mark Goodson Productions (before elimination of intercompany revenues), $3.9 million of which was recognized in connection with the CBS license of The Price Is Right and a $1.5 million increase in AAFII revenues. On a pro forma basis, revenues from Mark Goodson Productions were comparable with revenues for the year ago period.

   AAFII revenues increased by $1.5 million or 7% to $24.6 million for the three months ended March 31, 1996, from $23.1 million for the three months ended March 31, 1995. AAFII revenues from the production and distribution of television programming in Germany contributed $17.9 million (73% of total AAFII revenues) for the three months ended March 31, 1996, up $1.4 million from $16.5 million (71% of total AAFII revenues) for the three months ended March 31, 1995 due to the continued increase in production activities. The Company recognized $5.1 million of revenues during the three months ended March 31, 1996 from the delivery of the remaining five episodes of the initial season of Baywatch Nights, as compared to revenues of $4.0 million during the three months ended March 31, 1995 from the distribution of Family Feud and Sirens, prior first run syndicated programming.

   Recorded music and merchandising revenues increased by $3.8 million or 125% to $6.8 million for the three months ended March 31, 1996, from $3.0 million for the three months ended March 31, 1995. This increase was primarily attributable to higher sales of new releases in the three months ended March 31, 1996, led by the new release, Bad Hair Day, by artist "Weird Al" Yankovic, with 403,000 albums shipped in the quarter, as compared with no comparable significant new releases in the three months ended March 31, 1995; and merchandising revenue of $.7 million, as compared with no merchandising revenues in the year ago period.

   Operating Expenses. Total operating expenses increased by $5.9 million or 16% to $42.1 million for the three months ended March 31, 1996, from $36.2 million for the three months ended March 31, 1995, due primarily to increased amortization of television program costs due to higher television revenues, increased costs in connection with increased recorded music and merchandising revenues and increased selling, general and administrative expenses, including corporate overhead, for the three months ended March 31, 1996 of $0.9 million to $6.7 million, from $5.8 million for the three months ended March 31, 1995. Such corporate overhead increase is primarily attributable to increased activity in the Company's television operations ($0.5 million, and increased marketing costs in connection with the release of "Weird Al" Yankovic's new album ($0.3 million).

   The Company's television division expenses, before overhead and goodwill amortization, increased by $1.3 million or 5% to $29.4 million (71% of total television revenues) for the three months ended March 31, 1996, from $28.1 million (83% of total television revenues) for the three months ended March 31, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from certain programming (principally related to Mark Goodson Productions) which has higher gross profit percentages than the overall mix of the Company's other distributed programming. Television selling, general and administrative expenses during the three months ended March 31, 1996 of $3.6 million increased by $0.5 million or 15%, from $3.1 million for the three months ended March 31, 1995, due primarily to the increase in AAFII charges of $0.3 million to $1.5 million for the three months ended March 31, 1996 as compared with $1.2 million for the three months ended March 31, 1995.

   The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $3.1 million or 167% to $5.0 million (73% of total recorded music and merchandising revenues) for the three months ended March 31, 1996, from $1.9 million (62% of total recorded music and merchandising revenues) for the three months ended March 31, 1995. The increase was primarily due to costs of $1.7 million incurred in connection with the release of "Weird Al" Yankovic's new album and merchandising costs of $0.5 million as compared with no costs in the comparable prior period.

   Operating Income. Total operating income for the Company increased nearly $5.4 million or 718% to $6.1 million for the three months ended March 31, 1996, from $0.7 million for the three months ended March 31, 1995 due principally to an increase in television operating income. Operating income from television operations increased $5.1 million or 232% to $7.3 million for the three months ended March 31, 1996 (after the inclusion of goodwill amortization and selling, general and administrative expenses of $4.7 million), from $2.2 million for the three months ended March 31, 1995 (after the inclusion of goodwill amortization and selling, general and administrative expenses of $3.7 million). This increase in television operating income was primarily attributable to the revenue increases from Mark Goodson Productions and AAFII discussed above. On a pro forma basis, giving effect to the Mark Goodson Acquisition as of January 1, 1995, television operating income increased by $1.5 million or 26% over the year ago period. Goodwill amortization for the quarter ended March 31, 1996 increased by nearly $0.6 million or 101% to $1.1 million, from $0.5 million for the three months ended March 31, 1995, due primarily to the inclusion of amortization in connection with the acquisition of Mark Goodson Productions of nearly $0.6 million for three months in 1996 as compared with no comparable amount in the 1995 period. The Company expects to report amortization expense of at least $1.1 million on a quarterly basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the Sellers in the MG Acquisition or in the event of future acquisitions.

   The Company's recorded music division recognized operating income of $0.2 million (after the inclusion of selling, general and administrative expenses of $1.6 million) for the three months ended March 31, 1996 as compared to an operating loss of $0.3 million (after inclusion of selling, general and administrative expenses of $1.4 million) for the three months ended March 31, 1995. Such increase in the operating income was primarily attributable to increased revenues as discussed above.

   Foreign Currency Exchange Gain or Loss. The Company recognized a nominal foreign currency exchange loss for the three months ended March 31, 1996 as compared to a foreign currency exchange gain of nearly $0.1 million for the three months ended March 31, 1995 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of March 31, 1996 and 1995. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

   Interest Expense. Interest expense, net of interest capitalized ($0.3 million) and interest income ($0.4 million), increased $0.2 million to $2.5 million for the three months ended March 31, 1996, from $2.3 million, net of interest capitalized ($0.1 million) and nominal interest income, for the three months ended March 31, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition and as a result of increased production activity. Such increases were substantially offset by the temporary reduction of the Company's borrowing facilities from the proceeds of the Company's Class B Common Stock offering in December 1995. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition.

   Income Taxes. The Company recorded a tax provision for the three months ended March 31, 1996 of $1.5 million and income tax benefits of $0.6 million during the three months ended March 31, 1995, representing an effective tax rate of approximately 42%.

   Net Income. The net income of $2.1 million for the three months ended March 31, 1996 compares with a net loss of $0.9 million for the three months ended March 31, 1995. The variance is attributable to matters discussed above. Earnings per share increased to $0.18 per primary share and $0.16 per fully diluted share for the three months ended March 31, 1996, as compared to a loss of $0.11 per primary and fully diluted share for the three months ended March 31, 1995, due to the quarter to quarter increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase of shares is due to the inclusion of the shares issued in connection with the Company's Class B Common Stock offering in December 1995 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the treasury method.

LIQUIDITY AND CAPITAL RESOURCES

   This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1995.

   Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and third party and bank financings. The proceeds from these financings were used to complete the MG Acquisition, to finance the Company's operations, including the production of Baywatch and Baywatch Nights, and to pay for general operating expenses.

   As of October 6, 1995, the Company consummated an Asset Purchase Agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned, directly or indirectly by the Company and The Interpublic Group of Companies ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities ( the "MG Acquisition") of Mark Goodson Productions, L.P. and the Child's Play Company (collectively, the "Sellers"). The Sellers are not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired consisted of a cash payment of $25.0 million, transaction costs of $0.8 million, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48.5 million if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years no additional contingent purchase price accrues. Substantially all of the Company's $25.8 million portion of the initial purchase price was allocated to goodwill and was reflected in "investment in unconsolidated affiliate" in the condensed consolidated balance sheet at December 31, 1995.

   Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company agreed to purchase Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (as defined) (the "Closing Date") - such amount having been paid in April 1996 from borrowings under the Working Capital Line; (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $0.7 million due 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Tranche A term loan. The IPG/Goodson Agreement is in lieu of and replaces the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, and effective only after April 30, 1996, for $25.9 million in cash (increasing during the option exercise period at a rate of 7% per annum). The IPG/Goodson Agreement together with the MG Acquisition (collectively the "Mark Goodson Acquisition") resulted in the Company's full direct or indirect ownership of the net assets held by the LLC. As of January 1, 1996, the Company's initial purchase price for the net assets of Mark Goodson Productions increased by $27.8 million plus costs of $0.1 million to $53.7 million. Consistent with its treatment of its undivided 50% interest, the Company has allocated substantially all of the increased purchase price to goodwill which is being amortized over 25 years from October 6, 1995, the date of the MG Acquisition. The IPG/Goodson Agreement further results in the Company absorbing the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. To the extent additional contingent purchase price would be increased to a total of $48.5 million, annual amortization expense associated with such additional goodwill would be $1.9 million (for an aggregate annual amortization expense of $4.0 million in addition to annual amortization expense of approximately $0.5 million from prior acquisitions). Through March 31, 1996, the Company has recorded contingent purchase price totaling $3.0 million (excluding Interpublic's share through December 31, 1995 of $0.9 million). As of March 31, 1996, goodwill, including the total initial purchase price of $53.7 million (before allocation of $2.9 million to identifiable net assets) and contingent purchase price of $3.0 million, totals $53.8 million. The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective
January 1, 1996.

   In December 1995, the Company sold 3.2 million newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The Class B Common Stock is identical to the Company's Class A Common Stock, except that the Class B Common Stock is non-voting (other than as required by law).
The Class B Common Stock is convertible into Class A Common Stock in the event of certain "Changes in Control" (as defined). Net proceeds from the Stock Offering totaled $30.5 million after deducting the underwriters' discount of $2.4 million and offering expenses of $.7 million.

   In April 1995, the Company secured a $110.0 million, subsequently increased to $135.0 million, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chemical Bank. This facility currently consists of five tranches: (i) a term loan of $30.0 million (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the Fremantle International acquisition; (ii) a revolving credit facility of up to $20.0 million in the aggregate to be utilized for production and distribution of Baywatch (the "Baywatch Production Line" or "Tranche B"); (iii) a revolving credit facility of up to $20.0 million in the aggregate for the production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40.0 million to be utilized to finance certain working capital needs of the Company (the "Working Capital Line" or "Tranche D"); and (v) the $25.0 million Tranche E term loan described below (The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chemical Bank Facilities"). In connection with the MG Acquisition, the Company effected a credit utilization of its working capital line in the form of a letter of credit (the "Letter of Credit") from Chemical Bank to fund its initial $25.0 million cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility Agreement was amended to provide an additional $25.0 million term loan under this facility ("Tranche E"), which increased the total facility to a maximum of $135.0 million, in order to refinance the Company's reimbursement obligations under the Letter of Credit. On April 18, 1996, the Company utilized the Working Capital Line to pay Interpublic $12.5 million in connection with the Mark Goodson Acquisition. The obligations of the Company under the Chemical Bank Facilities, the Tranche A term loan and the Tranche E term loan are cross-collateralized. The Tranche A term loan matures on December 31, 1998, the Tranche E term loan matures on April 13, 1999 and the Chemical Bank Facilities are available through and mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amounts which the Company may borrow under Tranches B, C and D are based upon the value of the collateral in the borrowing base, which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either: (i) LIBOR plus 2-1/2% (8.0% as of May 3, 1996); or (ii) the Alternate Base Rate (which is the greater of Chemical Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1-1/2% (9.75% as of May 3, 1996), as reduced upon the Company's satisfaction of certain financial ratios. As of May 3, 1996, the Company has outstanding borrowings of $22.5 million under the Tranche A term loan, $23.4 million under the Tranche E term loan, and $32.9 million under the Chemical Bank Facilities, and approximately $24.6 million was available for borrowing under the Chemical Bank Facilities. As an interim use, the Company temporarily paid down certain amounts borrowed under the revolving Chemical Bank Facilities from a portion of the net proceeds of the Stock Offering. Amounts repaid under the Chemical Bank Facilities may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

   The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. In particular, consummation of acquisitions may be subject to obtaining bank consent under the Senior Credit Facility Agreement. The Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series, and such conditions have been met for the 1995/1996 broadcast season of Baywatch and Baywatch Nights and the 1996/1997 broadcast season of Baywatch Nights. The Tranche E term loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Tranche E term loan be prepaid to specified levels).

   Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement, substantially all of the Company's cash collections are required to be paid into accounts maintained by Chemical Bank and applied to the repayment of the Company's obligations under the Chemical Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chemical Bank and are applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Tranche A term loan until such time as it is repaid in full. As of May 3, 1996, the Company has made quarterly principal installment payments and prepayments totaling $7.5 million due through the September 1996 quarter. The remaining balance of the Tranche A term loan is repayable in quarterly principal installments as follows: remaining portion of the September 1996 installment, $1.5 million; December 1996, $3.0 million; March 1997, $1.0 million; June 1997, $1.0 million; September 1997, $3.0 million; December 1997, $3.0 million; March 1998, $1.0 million; June 1998, $1.0 million; September 1998, $4.0 million; and a final installment due on the last business day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount which the Company is able to reborrow under the Chemical Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

   Under the $25.0 million Tranche E term loan which refinanced the initial cash portion of the purchase price paid by the Company in connection with the Mark Goodson Acquisition, the borrower is All American Goodson, Inc. ("AAG"), a wholly-owned subsidiary of the Company and the licensee of the world-wide distribution rights of the LLC (subject to certain existing licenses). Under the Tranche E term loan, substantially all of the cash flow available to AAG from exploiting the Mark Goodson assets will be available, after reserving for earn-out payments to the Sellers and certain administrative and tax distributions to the LLC, to repay the Tranche E term loan.

   In connection with the IPG/Goodson Agreement, the Company issued three notes payable to Interpublic totaling $27,800,000 as follows: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (paid in April 1996 from borrowings under the Working Capital
Line); (ii) a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, with $687,000 due 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Tranche A term loan.

   In October 1993, the Company issued its 6-1/2% Convertible Subordinated Notes due 2003 (the "Notes") in the aggregate principal amount of $60.0 million. The Company received net proceeds of approximately $56.8 million from the issuance of the Notes. A portion of the proceeds was used to repurchase and retire all of the Company's issued and outstanding shares of redeemable Series A Preferred Stock and redeemable Common Stock of the Company, to temporarily repay all amounts outstanding under its commercial bank facilities, and for general corporate purposes.

   The Notes were issued pursuant to a Fiscal Agency Agreement, dated as of October 6, 1993 (the "Fiscal Agency Agreement"), between the Company and BankAmerica National Trust Company, as Fiscal Agent (the "Prior Fiscal Agent"). During 1995, the Prior Fiscal Agent's responsibilities under the Fiscal Agency Agreement were transferred by the Prior Fiscal Agent to First Trust of New York, N.A. The Notes bear interest from October 6, 1993 at the rate of 6-1/2% per annum, payable semiannually in arrears on each April 1 and October 1. Interest on the Notes is paid on the basis of a 360-day year of twelve 30-day months.
The Notes will mature on October 1, 2003.

   The Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Notes and the Fiscal Agency Agreement) of the Company.

   The Notes are convertible into Common Stock, initially at a conversion rate of $11.50 per share (equivalent to

86.957 shares of Common Stock for each $1,000 principal amount of Notes), prior to redemption or maturity. As of May 3, 1996, holders of $3.5 million principal amount of the Notes had converted such Notes into 308,081 shares of Common Stock. The conversion price is subject to adjustment in certain events as set forth in the Fiscal Agency Agreement. The shares underlying certain of the Notes have been registered with the Securities and Exchange Commission pursuant to an effective registration statement.

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

   During the three months ended March 31, 1996, the Company generated cash of $20.7 million from its operations compared with the nominal amount of net cash used by its operations for the three months ended March 31, 1995. This positive cash flow from operations was due primarily to: an increase in the collection of accounts receivables of $12.1 million (primarily from the strip syndication of Baywatch); and an increase in accounts payable, accrued expenses and royalties payable and due to producers and participations payable of $4.9 million (primarily related to increased revenues in the quarter). The Company used $28.0 million in investing activities during the quarter ended March 31, 1996, primarily in connection with the Mark Goodson Acquisition. The Company experienced a net increase in cash flow from financing activities of $16.7 million during the first three months of 1996, primarily due to an increase in borrowings in connection with the Mark Goodson Acquisition offset by net reductions of the Company's production and working capital loans. While cash flows were positive in the first quarter of 1996, the Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, out of the Company's lines of credit or from outside sources.

   As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, the continued release of recorded music requiring related marketing, promotion and recording expenses and the repayment of certain notes payable. The commencement of the production of television programming for the 1996/1997 broadcast season is expected to require the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital together with anticipated cash flow from operations and other available funding sources will be sufficient to meet its working capital needs for the next twelve months.

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


Television Production and Distribution

   In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and sales of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there is no assurance that such amounts will be recouped by the Company and, if not recouped, that such payments will not have a material adverse effect on the Company. In addition, the Company's working capital requirements in connection with its development and production activities relating to potential network programming are expected to substantially increase as a result of the Company's agreement, effective August 1995, with The Gerber Company which provides the services of network television producer David Gerber to the Company for the purpose of developing and producing network programming. The cost of production of network programming is typically partially offset by the related network license fee.

   The Company is presently in pre-production on a two hour movie-of-the-week, On The Line, which has been licensed to the ABC Television Network ("ABC"), for two runs, for approximately $2.8 million. The total preliminary production budget of $3.6 million for On The Line is expected to be funded primarily through a combination of: (i) the ABC license fee; (ii) cash payments from international licensees; and (iii) working capital. There is no assurance that the Company will be successful in its efforts to fully fund production of On The Line through a combination of the ABC license fee and international sales. Through May 3, 1996, the Company has not yet commenced its' international sales efforts for On The Line.

   The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority ($670,000 per episode) of the production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option, exercisable on or before February 15 of each of the initial three broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. The total commitment of up to approximately $14.7 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche D of the Chemical Bank
Facilities; (ii) cash payments by international sub-licensees; and
(iii) working capital. Through May 3, 1996, Sinbad has been cleared in 76% of the domestic television market for the 1996/1997 broadcast season.

   The Company has exercised its option to produce 22 episodes of Baywatch for the 1996/1997 broadcast season. As of May 3, 1996, the Company has spent approximately $1.4 million to partially complete three episodes for the 1996/1997 broadcast season. The total production budget of approximately $22.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche B of the Chemical Bank Facilities; (ii) cash payments by The Fremantle Corporation (an unaffiliated company); and (iii) working capital. As of March 31, 1996, the Company has not met the Baywatch Production Line conditions which must be satisfied prior to receiving additional funding of the 1996/1997 broadcast season under Tranche D of the Chemical Bank Facilities. Such conditions, which primarily include obtaining a completion bond, are expected to be met prior to commencement of principal photography, currently planned for June, 1996. Through May 3, 1996, Baywatch has been cleared in 81% of the domestic television market for the 1996/1997 broadcast season.

   Through May 3, 1996, the Company has spent approximately $2.0 million and completed principal photography on two episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche C of the Chemical Bank Facilities; (ii) cash payments received from international sub-licensees; and
(iii) working capital. Through May 3, 1996, Baywatch Nights has been cleared in 79% of the domestic television market for the 1996/1997 broadcast season.

Recorded Music Operations

   The Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses, which require substantial capital.

   The Company currently has a roster of 15 active recording artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Such growth has required the Company to fund artist advances and recording costs. Artist advances, recording costs and other overhead and marketing expenses are funded with cash flows from operations and by the Company's working capital credit facility.

   Minimum contractual commitments to existing artists totaled approximately $0.4 million at May 3, 1996, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

Inflation

   The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       10.1.4 Fourth Amendment to Employment Agreement dated as of February 26, 1996 between All American Communications, Inc. and Anthony J. Scotti.

       10.3.2 Employment Agreement dated as of February 12, 1996 between Thomas Bradshaw and All American Communications, Inc.

       10.4.2 Employment Agreement dated as of February 12, 1996 between Benjamin Scotti and All American Communications, Inc. 11.1 Statement re: Computation of Per Share Earnings - Three months ended March 31, 1996 and 1995.

       27           Financial Data Schedule.


(b)    Reports on Form 8-K

       None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALL AMERICAN COMMUNICATIONS, INC.





Date:  May 15, 1996                          By
                                                ----------------------------
                                                 Myron Roth, Chief Operating
                                                 Officer



Date:  May 15, 1996                          By
                                                ----------------------------
                                                 Thomas Bradshaw,
                                                 Director, Chief Financial
                                                 Officer and Treasurer
                                                 (Principal financial officer
                                                 and principal accounting
                                                 officer)