Form 10-K/A
period 1995-12-31
ALL AMERICAN COMMUNICATIONS INC
filed 1996-06-18
CIK 783265

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1995,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-14333

                       ALL AMERICAN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

           NAME                              POSITION                     AGE
- --------------------------  -------------------------------------------   ----
Anthony J. Scotti**         Chief Executive Officer and Chairman of the     56
                            Board
Myron I. Roth**             President, Chief Operating Officer and          63
                            Director
Thomas Bradshaw**           Chief Financial Officer, Senior Executive       53
                            Vice President and Director
Sydney D. Vinnedge          Senior Executive Vice President and             52
                            Director
Benjamin J. Scotti          Senior Executive Vice President; Executive      58
                            Vice President -- All American Music Group
                            and Director
Lawrence E. Lamattina       Chief Executive Officer and                     50
                            President -- All American/Fremantle
                            Television Group and Director
Gordon C. Luce*+            Director                                        70
R. Timothy O'Donnell*+ ++   Director                                        40
David A. Mount*+ ++         Director                                        52
Eugene P. Beard             Director                                        61

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

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION AWARDS
                                                               ------------------------------------------
                                     ANNUAL COMPENSATION                        SECURITIES      ALL OTHER
                                  --------------------------    RESTRICTED      UNDERLYING       COMPEN-
  NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS     STOCK AWARDS   OPTIONS/SARS(#)   SATION(1)
- --------------------------------  ----   --------   --------   ------------   ---------------   ---------
Anthony J. Scotti                 1995   $813,000   $     --     $     --         100,000        $    --
  Chief Executive Officer         1994    719,000         --           --         100,000             --
                                  1993    547,000         --           --              --             --
Myron I. Roth                     1995   $425,000   $ 79,000     $     --          50,000        $    --
  President and Chief             1994    408,000     79,000           --          50,000             --
  Operating Officer               1993    389,000     79,000           --              --             --
Thomas Bradshaw                   1995   $419,000   $ 43,000     $     --          35,000        $    --
  Chief Financial Officer         1994    399,000     43,000           --          35,000             --
  and Senior Executive Vice       1993    380,000     43,000           --              --             --
  President
Sydney D. Vinnedge                1995   $396,000   $ 13,000     $     --           6,000        $    --
  Senior Executive Vice           1994    371,000     13,000           --           6,000             --
  President                       1993    346,000     13,000           --              --             --
Lawrence E. Lamattina(2)          1995   $561,000   $550,000     $     --          25,000        $    --
  Chief Executive Officer and     1994    229,000    229,000      218,000(3)      150,000             --
  President, All American/        1993         --         --           --              --             --
  Fremantle Television Group

- ---------------

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

                            OPTION GRANTS IN 1995(4)

                                                             INDIVIDUAL GRANTS
                                ----------------------------------------------------------------------------
                                               PERCENT OF
                                NUMBER OF        TOTAL
                                SECURITIES      OPTIONS
                                UNDERLYING     GRANTED TO     EXERCISE OR                         GRANT DATE
                                 OPTIONS       EMPLOYEES      BASE PRICE                           PRESENT
             NAME               GRANTED(#)      IN 1995        ($/SH)(1)      EXPIRATION DATE      VALUE(2)
- ------------------------------  ----------     ----------     -----------     ----------------    ----------
Anthony J. Scotti.............    100,000(3)      21.91%        $ 9.125       April 24, 2005       $479,874
Myron I. Roth.................     50,000(3)      10.95%        $ 9.125       April 24, 2005       $239,937
Thomas Bradshaw...............     35,000(3)       7.67%        $ 9.125       April 24, 2005       $167,956
Sydney D. Vinnedge............      6,000(3)       1.31%        $ 9.125       April 24, 2005       $ 28,792
Lawrence E. Lamattina.........     25,000(3)       5.48%        $ 9.125       April 24, 2005       $119,969

- ---------------

(1) Exercise price is based upon the closing bid price of the Company's Common Stock on the date of grant.

(2) Grant date present value is determined using the Black-Scholes option valuation model.

(3) Each of these options vests in varying percentages based upon the satisfaction of certain performance targets. None of these options had vested as of December 31, 1995. All of these options became fully vested subsequent to December 31, 1995 upon the Company's achievement of the specified performance targets.

(4) Excludes all options granted in 1996 in connection with amendments of the employment contracts of certain Named Executive Officers. See "-- Employment Agreements."

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

                  AGGREGATED OPTION EXERCISES DURING 1995 AND
                       OPTION VALUES ON DECEMBER 31, 1995

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                    SHARES                      OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                   ACQUIRED                  DECEMBER 31, 1995           DECEMBER 31, 1995
                                      ON       VALUE                (#)                         ($)
              NAME                 EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
- ---------------------------------  --------   --------   -------------------------   -------------------------
Anthony J. Scotti................        --         --             --/200,000            $     --/$237,500
Myron I. Roth....................        --         --             --/100,000            $     --/$118,750
Thomas Bradshaw..................        --         --             --/ 70,000            $     --/ $83,125
Sydney D. Vinnedge...............        --         --             --/ 12,000            $     --/ $14,250
Lawrence E. Lamattina............        --         --         25,000/150,000            $ 59,375/$318,750

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


     As part of the amendment of Mr. Bradshaw's employment agreement, the Company granted to Mr. Bradshaw options to purchase 250,000 shares of Class B Common Stock at the market price ($7.875 per share) on the date of grant. One hundred thousand of such stock options vested on the date of grant in February 1996. The remainder vest in a substantially similar manner to the vesting provisions described above with respect to Mr. Scotti's stock options to purchase Class B Common Stock.

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


                                                                 PERCENT OF      CLASS B      PERCENT OF CLASS B
                                                 COMMON STOCK   COMMON STOCK   COMMON STOCK      COMMON STOCK
                                                 BENEFICIALLY   BENEFICIALLY   BENEFICIALLY      BENEFICIALLY
                                                  OWNED (1)        OWNED        OWNED (1)           OWNED
                                                 ------------   ------------   ------------   ------------------
Anthony J. Scotti(2)...........................     2,980,229       45.89%               --             --
Benjamin J. Scotti(3)..........................     1,441,995       24.92%               --             --
Myron I. Roth(4)...............................       440,850        7.50%               --             --
Thomas Bradshaw(5).............................       385,850        6.60%               --             --
Sydney D. Vinnedge(6)..........................       153,975        2.66%               --             --
Lawrence E. Lamattina (7)......................       105,000        1.79%               --             --
Gordon C. Luce(8)..............................         2,800           *                --             --
David A. Mount(8)..............................         1,800           *                --             --
R. Timothy O'Donnell(9)........................        97,400        1.67%                              --
  Jefferson Capital Group, Ltd.
  One James Center
  901 East Cary Street
  Suite 1400
  Richmond, Virginia 23219
Eugene P. Beard(10)............................            --          --                --             --
 The Interpublic Group of
  Companies, Inc.
  1271 Avenue of the Americas
  New York, New York 10020
The Interpublic Group of
  Companies, Inc.(11),(12).....................       630,000       10.45%        2,520,000          44.06%
  1271 Avenue of the Americas
  New York, New York 10020
FMR Corp.(13)..................................       628,403        9.48%               --             --
  82 Devonshire Street
  Boston, Massachusetts 02109
Franklin Resources, Inc.(14)                          366,957        5.74%               --             --
  777 Mariners Island Boulevard
  San Mateo, California 94404
Janus Capital Corp.(15)                                    --          --           500,000           8.74%
  100 Fillmore Street, Suite 300
  Denver, Colorado 80206
All Directors and Named........................     4,571,574       69.73%               --             --
  Executive Officers as a group (10 persons)


- ---------------

  *  less than 1%

 (1) Amounts include options and other securities exercisable or convertible into shares of Common Stock held by such beneficial owner, unless such securities are not convertible or exercisable within 60 days.

 (2) Includes 1,275,538 shares beneficially owned by Messrs. Roth, Bradshaw, Vinnedge, Lamattina and certain employees which Anthony J. Scotti has a proxy to vote. See "Certain Relationships and Related Transactions." Includes vested performance options to purchase 200,000 shares of Common Stock. Further includes 8,696 shares of Common Stock issuable upon conversion of the Company's convertible subordinated notes registered under a registration statement. Does not include options granted to Mr. Scotti in February 1996. See "-- Employment Agreements."



 (3) Includes 6,000 time vesting options which have vested. Excludes 14,000 time vesting options not yet vested or subject to vesting in the next 60 days. Does not include options granted to Mr. Scotti in February 1996. See
     "-- Employment Agreements."


 (4) 415,850 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 100,000 shares of Common Stock.


 (5) 385,850 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 70,000 shares of Common Stock. Does not include options granted to Mr. Bradshaw in February 1996. See "-- Employment Agreements."


 (6) 120,225 of such shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 12,000 shares of Common Stock.

 (7) Mr. Lamattina owns 30,000 shares of restricted Common Stock which vest in July 1998, is vested in time vesting options to purchase 25,000 shares of Common Stock and is vested in performance options to purchase 50,000 shares of Common Stock. All such shares are subject to a voting proxy granted to Anthony J. Scotti. Excludes 100,000 time vesting options not yet vested or subject to vesting in the next 60 days.

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

(14) As disclosed on a Schedule 13G, dated February 13, 1996.

(15) As disclosed on a Schedule 13G, dated February 8, 1996.

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

     In October 1995, in order to further strengthen its position in the game show business, the Company formed a 50/50 joint venture (the "LLC") with The Interpublic Group of Companies, Inc. ("IPG"), the holder of more than 5% of the Company's Common Stock, and the LLC acquired substantially all of the assets of Mark Goodson Productions, L.P. and a related entity, including ownership of rights to approximately 45 Goodson game show formats, including The Price Is Right, and a tape library of approximately 17,000 hours of programming and 30,000 broadcast episodes. IPG and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company purchased IPG's 50% interest in the LLC for: (i) $12.4 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to April 17, 1996 (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined) or the acceleration of the term loan (the "Term Loan") provided under the Company's credit facility with its primary lender, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996 representing IPG's 50% share of the LLC's earnings through December 31, 1995, as defined, with $.7 million due 30 days from the Closing Date and the balance due 30 days after maturity of the Term Loan (December 31, 1998) and subject to acceleration upon a "Change of Control" (as defined), or the acceleration of the Term Loan.

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

MANAGEMENT STOCKHOLDERS AGREEMENT

     The Company has entered into a stockholders' agreement with Anthony J. Scotti, Benjamin J. Scotti, Myron Roth, Thomas Bradshaw, George Back, Joseph E. Kovacs and Sydney D. Vinnedge (the "Management Stockholders Agreement"), pursuant to which (i) each of Messrs. Roth, Bradshaw and Vinnedge granted (a) to Anthony J. Scotti and Benjamin J. Scotti a right of first refusal on all shares of the Company's Common Stock owned by Messrs. Roth and Bradshaw immediately after the Merger and the 108,225 shares received by Mr. Vinnedge in the Merger for shares of SBEI Common Stock owned by him and a right to purchase all such shares upon termination of their employment for a reason other than "cause" (as defined in their respective employment agreements), and (b) to Anthony J. Scotti an irrevocable proxy to vote substantially all such shares until August 25, 1996; and (ii) each of the individuals was granted certain registration rights for such shares owned by him. As a result of such rights, in the event of any public offering, each of such individuals could cause the Company to register all of such shares of Common Stock owned by him, which would permit each such individual to sell his shares in the public market. The proxy granted to Anthony
J. Scotti gives him the ability to control the voting of 2,235,920 shares of the 5,779,653 shares (or approximately 39%) of the voting Common Stock outstanding. Additionally, Messrs. Roth, Bradshaw and Vinnedge have granted to Anthony J. Scotti an irrevocable proxy to vote all shares of Common Stock acquired upon exercise of their options to purchase an aggregate of 182,000 shares of Common Stock.

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


Dated: June 18, 1996


                                          ALL AMERICAN COMMUNICATIONS, INC.

                                          By:     /s/  ANTHONY J. SCOTTI

                                            ------------------------------------
                                                     Anthony J. Scotti
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            /s/  ANTHONY J. SCOTTI               Chairman of the Board and    June 18, 1996
- -----------------------------------------------   Chief Executive Officer
               Anthony J. Scotti                   (principal executive
                                                         officer)
             /s/  THOMAS BRADSHAW                Director, Chief Financial    June 18, 1996
- -----------------------------------------------    Officer and Treasurer
                Thomas Bradshaw                    (principal financial
                                                   officer and principal
                                                    accounting officer)
                                                         Director             June   , 1996
- -----------------------------------------------
                 Eugene Beard
          /s/  LAWRENCE E. LAMATTINA                     Director             June 18, 1996
- -----------------------------------------------
             Lawrence E. Lamattina
              /s/  GORDON C. LUCE                        Director             June 18, 1996
- -----------------------------------------------
                Gordon C. Luce
              /s/  DAVID A. MOUNT                        Director             June 18, 1996
- -----------------------------------------------
                David A. Mount
           /s/  R. TIMOTHY O'DONNELL                     Director             June 18, 1996
- -----------------------------------------------
             R. Timothy O'Donnell
              /s/  MYRON I. ROTH                         Director             June 18, 1996
- -----------------------------------------------
                 Myron I. Roth
            /s/  BENJAMIN J. SCOTTI                      Director             June 18, 1996
- -----------------------------------------------
              Benjamin J. Scotti
            /s/  SYDNEY D. VINNEDGE                      Director             June 18, 1996
- -----------------------------------------------
              Sydney D. Vinnedge