Form 10-Q
period 1996-06-30
ALL AMERICAN COMMUNICATIONS INC
filed 1996-08-13
CIK 783265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition from ___________________to____________________



                     Commission File Number        0-14333


                        ALL AMERICAN COMMUNICATIONS, INC
             (Exact name of registrant as specified in its charter)

                    Delaware                               95-3803222
    (State of or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

    808 Wilshire Boulevard, Santa Monica, California            90401-1810
   (Address of principal executive offices)                     (Zip Code)

                                   (310) 656-1100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    Yes       ______  No

         As of July 29, 1996, there were 5,876,173 shares of $.0001 par value Common Stock, and 5,720,000 shares of $.0001 par value Common Stock, Class B outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1996                 1995
                                                                               -----------          -----------
                                                                               (unaudited)             (Note)
 Cash and cash equivalents                                                     $    15,255          $    13,126
 Restricted cash                                                                     6,622                6,968
 Trade  receivables, less  allowances of  $3,636 and  $2,980 at  June 30,
 1996 and December 31, 1995, respectively                                           66,625              103,896

 Unbilled receivables,  less imputed  interest  of $1,631  and $2,354  at
 June 30, 1996 and December 31, 1995, respectively                                   7,935               11,685
 Inventory, net                                                                        742                1,018
 Advances to recording artists, net                                                    472                  544
 Television program costs, less accumulated amortization of  $258,842 and
 $228,942 at June 30, 1996 and December 31, 1995, respectively                      95,392               74,644

 Property and equipment, less accumulated depreciation and amortization              5,247                4,526
 Investment in unconsolidated affiliate                                               - -                29,130
 Goodwill,   less  accumulated  amortization  of  $5,828  and  $3,384  at
 June 30, 1996 and December 31, 1995, respectively                                 102,121               49,403
 Other                                                                               6,091                6,642
                                                                               -----------         ------------

 Total assets                                                                  $   306,502         $    301,582
                                                                               ===========         ============

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                            ------------        -------------
                                                                            (unaudited)            (Note)
Liabilities:

         Accounts payable                                                   $     15,237        $      14,293
         Accrued expenses                                                         20,893               19,823
         Royalties payable                                                         6,947                4,435
         Deferred revenues                                                           116                  277
         Due to producers                                                         18,657               26,271

         Participations payable                                                   27,479               30,979
         Notes payable                                                           143,352              134,982
         Deferred taxes payable                                                    2,242                2,242
                                                                            ------------        -------------

Total liabilities                                                                234,923              233,302
                                                                            ------------        -------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock, authorized 5,000,000 shares, none issued                  - -                  - -
         Common stock, voting, $.0001 par value, authorized 20,000,000 shares, issued 5,876,173 and 5,662,052 in 1996 and 1995, respectively
         (including treasury shares)                                                   1                    1
         Common stock, Class B non-voting, $.0001 par value, authorized
         20,000,000 shares, issued 5,720,000 in 1996 and 1995                          1                    1
         Additional paid-in capital                                               63,304               61,522
         Common stock in treasury, at cost, 30,000 shares in 1996 and               (135)                (135)
         1995

         Retained earnings                                                         9,162                6,939
         Currency translation adjustment                                            (754)                 (48)
                                                                            ------------        -------------

Total stockholders' equity                                                        71,579               68,280
                                                                            ------------        -------------

Total liabilities and stockholders' equity                                  $    306,502        $     301,582
                                                                            ============        =============

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              THREE MONTHS ENDED JUNE 30,
                                                                          ----------------------------------
                                                                               1996                 1995
                                                                          ----------------------------------
                                                                                      (unaudited)
 Revenues:
          Television                                                      $      30,316        $      33,875
          Recorded music and merchandising                                        9,029                4,190
                                                                          -------------        -------------
                                                                                 39,345               38,065
                                                                          -------------        -------------
 Expenses:
          Television                                                             22,107               26,259
          Recorded music and merchandising                                        6,573                3,799
          Selling, general and administrative                                     6,631                6,326
          Goodwill amortization                                                   1,101                  530
                                                                          -------------        -------------
                                                                                 36,412               36,914
                                                                          -------------        -------------
 Operating income                                                                 2,933                1,151


 Other income (expense):
          Interest income                                                           368                   23
          Interest expense, net of amounts capitalized                           (3,035)              (2,407)
          Other                                                                      (4)                  67
                                                                          -------------        -------------
                                                                                 (2,671)              (2,317)
                                                                          -------------        -------------

 Income (loss) before provision (benefit) for income taxes                          262               (1,166)
 Provision (benefit) for income taxes                                               110                 (490)
                                                                          -------------        -------------

 Net income (loss)                                                        $         152        $        (676)
                                                                          =============        =============
          Net income (loss) per share                                     $        0.01        $       (0.08)
                                                                          =============        =============
          Weighted average number of common shares and common share
          equivalents outstanding                                            12,110,000            7,976,000
                                                                          =============        =============



See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------------
                                                                               1996                 1995
                                                                          ----------------------------------
                                                                                      (unaudited)
 Revenues:
          Television                                                      $      71,673        $      67,819
          Recorded music and merchandising                                       15,815                7,208
                                                                          -------------        -------------
                                                                                 87,488               75,027
                                                                          -------------        -------------
 Expenses:
          Television                                                             51,465               54,308
          Recorded music and merchandising                                       11,551                5,663
          Selling, general and administrative                                    13,293               12,094
          Goodwill amortization                                                   2,186                1,070
                                                                          -------------        -------------
                                                                                 78,495               73,135
                                                                          -------------        -------------
 Operating income                                                                 8,993                1,892


 Other income (expense):
          Interest income                                                           799                   44
          Interest expense, net of amounts capitalized                           (5,933)              (4,772)
          Other                                                                     (26)                 127
                                                                          -------------        -------------
                                                                                 (5,160)              (4,601)
                                                                          -------------        -------------

 Income (loss) before provision (benefit) for income taxes                        3,833               (2,709)
 Provision (benefit) for income taxes                                             1,610               (1,138)
                                                                          -------------        -------------

 Net income (loss)                                                        $       2,223        $      (1,571)
                                                                          =============        =============
          Net income (loss) per share                                     $        0.19        $       (0.20)
                                                                          =============        =============
          Weighted average number of common shares and common share
          equivalents outstanding                                            11,941,000            7,976,000
                                                                          =============        =============



See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                               1996                 1995
                                                                          -----------------------------------
                                                                                      (unaudited)
 OPERATING ACTIVITIES
 Net income (loss)                                                         $       2,223        $      (1,571)
    Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
    Depreciation and amortization of property, equipment and goodwill              3,141                1,330
    Amortization of television program costs                                      29,900               12,409
    Increase in allowance for doubtful accounts                                       17                   38
    Increase (decrease) in allowance for sales returns                               600                 (293)

    Increase (decrease) in make goods reserve                                         39               (1,278)
    Decrease in imputed interest discount                                           (723)                - -
    Changes in operating assets and liabilities:
     Restricted cash                                                               2,628                  136
     Trade receivables, unbilled receivables, inventory and advances to
       recording artists                                                          43,756                 (988)
     Additions to television program costs                                       (50,648)             (32,081)

     Deferred income tax benefit                                                    - -                (1,138)
     Accounts payable, accrued expenses and royalties payable                      4,527                3,064
     Due to producers and participations payable                                 (11,114)               3,788
     Deferred revenues                                                              (161)               2,621
     Other assets                                                                     50                  (74)
                                                                           -------------       --------------
          Net cash provided (used) by operating activities                        24,235              (14,037)
                                                                           -------------       --------------
 INVESTING ACTIVITIES
 Purchase of property and equipment, net                                          (1,166)                (214)
 Purchase of remaining 50% interest in Mark Goodson Productions, LLC             (25,145)                - -
 Contingent earn out from purchase of Mark Goodson Productions, LLC               (3,460)                - -
                                                                           -------------       --------------
          Net cash used in investing activities                                  (29,771)                (214)
                                                                           -------------       --------------
 FINANCING ACTIVITIES

 Payments on stock subscriptions receivable                                         - -                    56
 Proceeds from borrowings                                                         57,600              109,880
 Repayments of borrowings                                                        (74,747)             (97,748)
 Restricted cash held for repayment of borrowings                                 (2,282)               5,857
 Issuance of notes payable in connection with purchase of remaining 50%
          interest in Mark Goodson Productions, LLC                               27,800                  - -
                                                                          --------------       --------------
          Net cash provided by financing activities                                8,371               18,045
                                                                          --------------       --------------
 Effect of exchange rate changes on cash                                            (706)                 417
                                                                          --------------       --------------
 Increase in cash                                                                  2,129                4,211
 Cash and cash equivalents at beginning of period                                 13,126                1,662
                                                                          --------------       --------------
 Cash and cash equivalents at end of period                                $      15,255        $       5,873
 Supplemental disclosure of cash flow information:
                                                                           =============       ==============
     Cash paid during the period for:
       Interest, net of amounts capitalized                                $       6,126        $       4,482
                                                                           =============       ==============
       Income taxes                                                        $       1,331        $         220
                                                                           =============       ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), All American Entertainment Industries, Inc. - formerly Scotti Brothers Entertainment Industries, Inc. ("AAEI" or "SBEI"), All American Fremantle International, Inc. ("AAFII"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG") and All American Orbis, Inc. ("AAO") (and together with their respective wholly-owned subsidiaries (including Mark Goodson Productions, LLC) collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Restricted Cash

         Pursuant to the Company's lending agreement, subject to certain exceptions for working capital, substantially all cash collected is required to be paid into accounts maintained by Chase Manhattan Bank, formerly known as Chemical Bank ("Chase Manhattan Bank"), and applied to the repayment of the outstanding borrowings as specified in the lending agreement (see Note 3). The cash held for repayment is included as restricted cash.

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

Inventory

         Inventory consists of recorded music product and is carried at the lower of cost or estimated net realizable value. Pursuant to the Company's distribution agreement (the "WEA Distribution Agreement") with Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA"), WEA has a security interest in the Company's master recordings at any time when the Company owes money to WEA.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

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

         Television program costs, and estimated total costs of participations and residuals, are amortized under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of remaining gross revenue to be recognized. The use of estimates which may ultimately differ from actual results could materially affect the Company's consolidated financial statements. Such estimates, which are subject to change based on a comparison of actual to estimated information, are re-evaluated quarterly in connection with a review of the Company's inventory of television product, and estimated losses, if any, are provided for in full.

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

         Share Information; Earnings Per Share

         Earnings per share represents the per share income or loss and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the modified treasury stock method. The fully diluted per share computations for 1996 and 1995 are anti-dilutive.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


2.       ACQUISITIONS

         Orbis Entertainment Company

         As of July 19, 1996, the Company consummated a stock purchase agreement ("Orbis Agreement") with Orbis Entertainment Company, Inc.
("Orbis"), a television production company, and the shareholders of Orbis (the "Orbis Acquisition") to purchase all of the outstanding shares of Orbis for an initial purchase price of $2,500,000, which has been paid. In addition to the initial purchase price, the Orbis Agreement, for the first five years, provides for a contingent earn out payment equal to 50% of net cash flow, as defined, and an additional contingent payment due after year five based on the cash flows of Orbis in years four and five, also as defined. Following the acquisition, the name of Orbis was changed to All American Orbis, Inc. ("AAO"). The Company has accounted for the Orbis Acquisition under the purchase accounting method. As of July 19, 1996, the Company entered into five year employment agreements with the AAO executives.

         Mark Goodson Productions

         As of October 6, 1995, the Company consummated an asset purchase agreement pursuant to which a newly-formed limited liability company (the "LLC"), jointly owned (directly or indirectly) by the Company and The Interpublic Group of Companies, Inc. ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities ( the "MG Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively, the "Sellers"). The Sellers were not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired consisted of a cash payment of $25,000,000, transaction costs of $785,000, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48,500,000 if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years, no additional contingent purchase price accrues. Substantially all of the Company's $25,785,000 portion of the initial purchase price was allocated to goodwill and was originally reflected in "investment in unconsolidated affiliate" in the condensed consolidated balance sheet at December 31, 1995.


         Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company purchased Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the closing date, as defined (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan (see Note 3), plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $687,000 due and paid 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

2.       ACQUISITIONS (CONTINUED)

acceleration upon a "Change of Control" (as defined) or the acceleration of the Tranche A term loan. The remaining amounts due under the IPG/Goodson Agreement ($12,500,000 plus accrued interest is due in April 1997 and $2,113,000 plus accrued interest is due in December 1998) are expected to be paid from a combination of: (i) cash flow from Mark Goodson Productions, (ii) borrowings under the Company's borrowing facilities and or (iii) working capital. The IPG/Goodson Agreement was in lieu of and replaced the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, and effective only after, April 30, 1996 for $25,900,000 in cash (increasing during the option exercise period at a rate of 7% per annum). The IPG/Goodson Agreement together with the MG Acquisition (collectively the "Mark Goodson Acquisition") resulted in the Company's full direct or indirect ownership of the net assets held by the LLC. As of January 1, 1996, the Company's initial purchase price for the net assets of Mark Goodson Productions increased by $27,800,000 plus costs of $116,000 to $53,701,000. Consistent with its treatment of its undivided 50% interest, the Company has allocated substantially all of the increased purchase price to goodwill which is being amortized over 25 years from October 6, 1995, the date of the MG Acquisition. The IPG/Goodson Agreement further results in the Company absorbing the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price, which may total $48,500,000 by the fifth anniversary of the MG Acquisition, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. Through June 30, 1996, the Company has recorded contingent purchase price totaling $4,395,000 (excluding Interpublic's share through December 31, 1995).
As of June 30, 1996, goodwill, including the total initial purchase price of $53,701,000 (before allocation of $2,934,000 to identifiable net assets) and contingent purchase price of $4,395,000, totals $55,162,000. The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective January 1, 1996.

         The pro forma unaudited results from operations of the Company for the six months ended June 30, 1995 (giving effect to the Mark Goodson Acquisition as of January 1, 1995) follows:

                                                SIX MONTHS ENDED JUNE 30,
                                                          1995
                                                -------------------------
                                                (in thousands except per
                                                      share amount)
              Revenues                                 $81,626
              Operating income                         $ 9,050
              Net income                               $ 1,420
              Net income per share                     $  0.18

         The pro forma information presented above is prepared for comparative purposes only and does not purport to be indicative of what would have occurred if the Mark Goodson Acquisition had been made at January 1, 1995, or of the results which may occur in the future.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

3.       NOTES PAYABLE

         Notes payable and amounts due to banks are comprised of the following:

                                                                      JUNE 30,         DECEMBER 31,
                                                                        1996               1995
                                                                    ------------       ------------
                                                                             (in thousands)
          Notes payable to banks                                    $     73,410       $     77,352
          Other notes payable                                             14,595               - -
          Convertible subordinated notes, 6 1/2%                          55,347             57,630
                                                                    ------------       ------------
                                                                    $    143,352       $    134,982
                                                                    ============       ============

         In April 1995, the Company secured a $110,000,000, subsequently increased to $135,000,000, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chase Manhattan Bank. This facility currently consists of five tranches: (i) a term loan of $30,000,000 (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the AAFII acquisition; (ii) a revolving credit facility of up to $20,000,000 in the aggregate to be utilized for production and distribution of Baywatch (the "Baywatch Production Line" or "Tranche B");
(iii) a revolving credit facility of up to $20,000,000 in the aggregate for the production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40,000,000 to be utilized to finance certain working capital needs of the Company (the "Working Capital Line" or "Tranche D"); and (v) the $25,000,000 Tranche E term loan described below (the Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chase Manhattan Bank Facilities"). In connection with the MG Acquisition, the Company effected a credit utilization of its working capital line in the form of a letter of credit (the "Letter of Credit") from Chase Manhattan Bank to fund its initial $25,000,000 cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility Agreement was amended to provide an additional $25,000,000 term loan under this facility ("Tranche E"), which increased the total facility to a maximum of $135,000,000, in order to refinance the Company's reimbursement obligations under the Letter of Credit. On April 18, 1996 and May 15, 1996, the Company utilized the Working Capital Line to pay $12,500,000 (plus accrued interest) and $687,000 (plus accrued interest), respectively to Interpublic in connection with the Mark Goodson Acquisition (see Note 2). On July 19, 1996, the Company further utilized the Working Capital Line to pay $2,500,000 in connection with the Orbis Acquisition (see Note 2). The obligations of the Company under the Chase Manhattan Bank Facilities, the Tranche A term loan and the Tranche E term loan are cross-collateralized. The Tranche A term loan matures on December 31, 1998, the Tranche E term loan matures on April 13, 1999 and the Chase Manhattan Bank Facilities are available through and mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amounts which the Company may borrow under Tranches B, C and D are based upon the value of the collateral in the borrowing base, which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either: (i) LIBOR plus 2% (7.44% as of July 31, 1996); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1% (9.25% as of July 31,
1996), as reduced upon the Company's satisfaction of certain financial ratios. As of July 31, 1996, the Company had outstanding borrowings of $21,000,000 under the Tranche A term loan, $23,410,000 under the Tranche E term loan, and $27,450,000 under the Chase Manhattan Bank Facilities, and approximately $26,000,000 was available for borrowing under the Chase Manhattan Bank Facilities. As an interim use, the Company temporarily paid down certain amounts borrowed under the revolving Chase Manhattan Bank Facilities from a portion of the net proceeds of the Company's Class B Common Stock offering in December 1995. Amounts repaid under the Chase Manhattan Bank Facilities may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

3.       NOTES PAYABLE (CONTINUED)

         The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. In particular, consummation of acquisitions may be subject to obtaining bank consent under the Senior Credit Facility Agreement. The Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series, and such conditions have been met for the 1996/1997 broadcast season of Baywatch and Baywatch Nights. The Tranche E term loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Tranche E term loan be prepaid to specified levels).

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement, substantially all of the Company's cash collections are required to be paid into accounts maintained by Chase Manhattan Bank and applied to the repayment of the Company's obligations under the Chase Manhattan Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chase Manhattan Bank and are applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Tranche A term loan until such time as the Term Loan is repaid in full. As of July 31, 1996, the Company has made quarterly principal installment payments and prepayments totaling $9,000,000 due through the September 1996 quarter. The remaining balance of the Tranche A term loan is repayable in quarterly principal installments as follows: December 1996, $3,000,000; March 1997, $1,000,000; June 1997, $1,000,000; September 1997,
$3,000,000; December 1997, $3,000,000; March 1998, $1,000,000; June 1998,
$1,000,000; September 1998, $4,000,000; and a final installment due on the last business day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount which the Company is able to reborrow under the Chase Manhattan Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets (other than real property) are pledged under the Senior Credit Facility Agreement.

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

         In connection with the IPG/Goodson Agreement (see Note 2), the Company issued three notes payable to Interpublic totaling $27,800,000 as follows: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (paid in April 1996 from borrowings under the Working Capital Line); (ii) a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined, or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, with $687,000 due and paid 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined) or the acceleration of the Tranche A term loan.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996

4.       TELEVISION PROGRAM COSTS

Costs for television programs are comprised of the following:

                                                                         JUNE 30,               DECEMBER 31,
                                                                           1996                     1995
                                                                     ----------------        -----------------
                                                                                   (in thousands)
 Released, less accumulated amortization                             $         78,031        $          73,902
 In process and development                                                    17,361                      742
                                                                     ----------------        -----------------
                                                                     $         95,392        $          74,644
                                                                     ================        =================

         The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the six months ended June 30, 1996 and 1995 are capitalized interest of $297,000 and $361,000, respectively and capitalized overhead of $2,022,000 and $1,313,000, respectively.


5.       COMMITMENTS AND CONTINGENCIES

         The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority (approximately $695,000 per episode) of the approximately $850,000 per episode production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company has an annual option, exercisable on or before February 15 of each of the initial three potential broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing Sinbad, such right to produce the series reverts to the Company. As of July 31, 1996, the Company has spent approximately $6,595,000 towards the production of Sinbad for the 1996/1997 broadcast season. The total commitment of up to approximately $15,290,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche D of the Chase Manhattan Bank Facilities; (ii) cash payments by international sub-licensees; and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Sinbad has been cleared in 81% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $8,200,000, payable in installments based on the commencement of production and delivery of each episode of the series.

         The Company has commenced production on the 22 episodes of Baywatch for the 1996/1997 broadcast season. As of July 31, 1996, the Company has spent approximately $4,467,000 towards the production of six episodes for the 1996/1997 broadcast season. The total production budget of approximately $22,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche B of the Chase Manhattan Bank Facilities; (ii) cash payments by The Fremantle Corporation (an unaffiliated company); and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Baywatch has been cleared in 89% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $14,750,000 payable in installments based on the commencement of production and delivery of each episode of the series.

         Through July 31, 1996, the Company has spent approximately $8,227,000 and completed principal photography on nine episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche C of the Chase Manhattan Bank Facilities; (ii) cash payments received from international sub-licensees; and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Baywatch Nights has been cleared in 85% of the domestic television market for the 1996/1997 broadcast season and has been licensed to

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1996


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

international licensees for amounts totaling in excess of $9,900,000 payable in installments based on the commencement of production and delivery of each episode of the series.

         The Company presently has network or cable commitments in connection with the production by the Company of two movies-of-the-week totaling $4,755,000. The preliminary budgets in connection with such commitments total $6,350,000. The total production budgets are expected to be funded primarily through a combination of: (i) network or cable license fees; (ii) cash payments from international licensees; and (iii) pending receipt of license fees, working capital. There is no assurance that the Company will be successful in its efforts to fully fund these productions through a combination of the network or cable license fees and international sales.

         On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN are engaged in discussions regarding the potential resolution of all of their disputes. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

         Minimum commitments for advances to recording artists at July 31, 1996 amounted to approximately $445,000.

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

         The television industry may be broadly divided into three major segments: (i) production, involving the development, financing and making of television shows; (ii) distribution, involving the promotion and exploitation of completed television shows; and (iii) broadcast, involving the domestic or international airing of programming over network affiliated stations, independent stations and cable or satellite television.

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

         Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U. S. television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory through advertising agencies to sponsors desiring national coverage (including but not limited to Proctor & Gamble, Bristol Myers-Squibb, MCI, Smith-Kline Beecham, Kraft/General Foods, Mars, Nestle and RJR Nabisco). The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater.

         The international broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. The Company produces and distributes "local" content programming internationally through its wholly owned subsidiaries, All American Fremantle International, Inc. ("AAFII"), principally using game and variety show formats acquired as part of the Mark Goodson Acquisition or from third parties and All American Orbis, Inc. ("AAO") using talk show formats. License agreements for international programming are typically entered into prior to the commencement of production and generally provide for license fees sufficient to cover the costs of production. While the Company has international production facilities in several countries, AAFII's production activities occur primarily in Germany and the United Kingdom.

         The international distribution and exploitation of Baywatch Nights (worldwide), Sinbad (Europe only, including the United Kingdom and excluding Scandinavia), the Company's movies-of-the-week and a portion of its library of domestic content programming are also handled by AAFII. In addition to producing and distributing Company owned product, AAFII provides television related producer-for-hire and distributor services for a fee.

         In most cases, the Company's domestic and international distribution revenues are based on a percentage of the net revenues derived from cash license fees and/or the sale of advertiser sponsorships. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues, and its fee for advertising sales representation is generally between 10% and 15% of net revenues.
However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a pre-determined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. Such advance payment may reduce the Company's distribution fee or result in a loss if sufficient revenues are not generated. For the 1996/1997 broadcast season, the Company has made certain guarantees to the producers with respect to Sinbad. See "--Liquidity and Capital Resources."

         A small number of programs and musical recordings has historically accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. The results of the first quarter of 1996 reflect the full consolidation of Mark Goodson Productions, LLC, the remaining 50% of which was acquired effective as of January 1, 1996. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the Company's dependence on a limited number of projects, risks of expansion, acquisitions and new programming, dependence on key personnel, fluctuation in results of operations, and risks relating to the nature of the entertainment industry, government regulation, competition and control by management. See the relevant discussions elsewhere herein, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission, including the Company's registration statement on Form S-2, as amended on December 11, 1995, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended June 30, 1996 and 1995:

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                           1996                     1995
                                                                        -----------              ----------
Revenues:

    Television                                                              77.1    %                89.0    %
    Recorded music and merchandising                                        22.9                     11.0
                                                                         -----------              -----------
         Total                                                             100.0                    100.0
Operating expenses:

    Television                                                              56.2                     69.0
    Recorded music and merchandising                                        16.7                     10.0
    Selling, general and administrative                                     16.8                     16.6
    Goodwill amortization                                                    2.8                      1.4
                                                                         -----------               -----------
         Total                                                              92.5                     97.0

Other expense, principally interest                                          6.8                      6.1
                                                                         -----------               -----------
Income (loss) before income taxes                                            0.7    %                (3.1)   %
                                                                         ===========               ===========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Revenues. The Company's total revenues increased by approximately $1.3 million or 3% to $39.3 million for the three months ended June 30, 1996, from $38.1 million for the three months ended June 30, 1995. Revenues from television operations decreased to $30.3 million (77% of total revenues) for the three months ended June 30, 1996, from $33.9 million for the three months ended June 30, 1995 (89% of total revenues). Revenues from recorded music and merchandising increased to $9.0 million (23% of total revenues) for the three months ended June 30, 1996, from $4.2 million (11% of total revenues) for the three months ended June 30, 1995.

         The decrease in revenues from television operations of $3.6 million or 11% for the three months ended June 30, 1996, as compared with the three months ended June 30, 1995 was due primarily to period to period reductions in Baywatch revenues (primarily due to the availability of Baywatch for strip syndication commencing in June 1995, with no comparable revenue recognized in
1996) and other television distribution revenues. These decreases were partially offset by period to period increases in AAFII revenues and the recognition of revenues from Mark Goodson Productions.

         Revenues from Baywatch decreased by $8.2 million or 84% to $1.6 million for the three months ended June 30, 1996 from $9.7 million for the three months ended June 30, 1995. This decrease in Baywatch revenues was primarily due to the recognition of initial cash license fees of approximately $7.0 million from the commencement of the strip syndication of Baywatch in June 1995, with no comparable revenue recognized in the 1996 period and to a lesser extent, the loss of weekly second runs in certain key markets resulting in lower ratings in the three months ended June 30, 1996 as compared with the three months ended June 30, 1995 (the audience from such second runs are added to the audience from the primary runs to result in an overall weekly rating for the program). Additionally, other television distribution revenues (excluding Baywatch, AAFII and Mark Goodson Productions) decreased by $7.6 million or 66% for the three months ended June 30, 1996, as compared with the three months ended June 30, 1995. The Company recognized television distribution revenues of $3.9 million during the three months ended June 30, 1996, primarily from the continued exploitation of The Richard Bey Show and the initial season of Baywatch Nights, as compared to revenues of $11.5 million during the three months ended June 30, 1995, primarily from the distribution of The Richard Bey Show and prior first run syndicated programming (Family Feud, Sirens and Acapulco H.E.A.T.).

         The foregoing decreases in revenues were partially offset by an increase in AAFII revenues of approximately $9.7 million or 77% for the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. The Company recognized AAFII revenues of $22.2 million for the three months ended June 30, 1996 from the production and distribution of television programming (primarily game shows), as compared with $12.6 million for the three months ended June 30, 1995. This increase in revenues was led by: (i) the German operations which contributed $16.1 million (72% of total AAFII revenues) for the three months ended June 30, 1996, an increase of $6.8 million compared to $9.3 million (74% of total AAFII revenues) for the three months ended June 30, 1995; and (ii) the distribution of programming in France which contributed $1.6 million for the three months ended June 30, 1996 as compared to a nominal amount for the three months ended June 30, 1995. The Company also recognized $3.2 million in revenues (before elimination of intercompany revenues) from Mark Goodson Productions (the remaining 50% interest of which was acquired as of January 1, 1996) for the three months ended June 30, 1996 compared to no such revenues in the prior period. The Price Is Right contributed revenue of $2.4 million in the 1996 period. On a pro forma basis, revenues from Mark Goodson Productions were comparable with revenues for the year ago period.

         Recorded music and merchandising revenues increased by $4.8 million or 116% to $9.0 million for the three months ended June 30, 1996, from $4.2 million for the three months ended June 30, 1995. This increase was primarily attributable to the continued higher sales of new releases in the three months ended June 30, 1996, led by the "platinum" selling new release, Bad Hair Day, by artist "Weird Al" Yankovic, with 700,000 albums shipped in the quarter (bringing total shipments to date to 1.1 million albums), as compared with no comparable significant new releases in the three months ended June 30, 1995. The Company does not have any major new recorded music releases scheduled during the remainder of 1996.

         Operating Expenses. Total operating expenses decreased by $0.5 million or 1% to $36.4 million for the three months ended June 30, 1996, from $36.9 million for the three months ended June 30, 1995, due to a $4.2 million reduction in television operating costs (corresponding to lower television revenues), offset by increased costs in connection with increased recorded music and merchandising revenues ($2.8 million), increased goodwill amortization attributable to the Mark Goodson Acquisition (see "--Liquidity and Capital Resources") ($0.6 million) and increased selling, general and administrative expenses, including corporate overhead ($0.3 million).

         Television expenses, before the inclusion of overhead and goodwill amortization, decreased by $4.2 million or 16% to $22.1 million (73% of total television revenues) for the three months ended June 30, 1996, from $26.3 million (78% of total television revenues) for the three months ended June 30, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from programming (principally related to Mark Goodson Productions and AAFII revenues from certain licensing agreements) which has higher gross profit percentages than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses during the three months ended June 30, 1996 were comparable with the three months ended June 30, 1995. Goodwill amortization of $1.1 million for the three months ended June 30, 1996 increased, as a result of the Mark Goodson Acquisition, by $0.6 million from $0.5 million for the three months ended June 30, 1995.

         The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $2.8 million or 73% to $6.6 million (73% of total recorded music and merchandising revenues) for the three months ended June 30, 1996, from $3.8 million (91% of total recorded music and merchandising revenues) for the three months ended June 30, 1995.
The increase in expenses was primarily due to costs of $2.4 million incurred in connection with the release of "Weird Al" Yankovic's new album.

         Operating Income. Total operating income for the Company increased nearly $1.8 million or 155% to $2.9 million for the three months ended June 30, 1996, from $1.2 million for the three months ended June 30, 1995, due to an increase in recorded music and merchandising operating income and level television operating income.

         Operating income from recorded music and merchandising operations increased $2.1 million to $0.9 million for the three months ended June 30, 1996 (after the inclusion of selling, general and administrative expenses of $1.6 million), from a loss of $1.2 million for the three months ended June 30, 1995 (after the inclusion of selling, general and administrative expenses of $1.6 million). This increase in recorded music and merchandising operating income was primarily attributable to the revenue increases from new album releases discussed above. The operating margins improved in 1996 due to the sale of recorded music product with higher gross margins in the three months ended June 30, 1996 as compared with the three months ended June 30, 1995.

         Television operating income was $3.5 million (after the inclusion of goodwill amortization of $1.1 million and selling, general and administrative expenses of $3.6 million) for the three months ended June 30, 1996, as compared to $3.6 million (after the inclusion of goodwill amortization of $0.5 million and selling, general and administrative expenses of $3.5 million) for the three months ended June 30, 1995. On a pro forma basis, giving effect to the Mark Goodson Acquisition as of January 1, 1995, television operating income decreased by $3.7 million or 52% over the year ago period due to the decreases in certain television distribution revenues discussed above.

         Goodwill amortization for the quarter ended June 30, 1996 increased by $0.6 million to $1.1 million, from $0.5 million for the three months ended June 30, 1995, due to the inclusion of amortization in connection with the Mark Goodson Acquisition. The Company expects to report amortization expense of at least $1.1 million on a quarterly basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the Sellers in the Mark Goodson Acquisition and the contingent payments, if any, in connection with the acquisition of Orbis Entertainment Company, Inc. (the "Orbis Acquisition" - see "-- Liquidity and Capital Resources"), or in the event of future acquisitions.

         Foreign Currency Exchange Gain or Loss. The Company recognized a nominal foreign currency exchange loss for the three months ended June 30, 1996 as compared to a foreign currency exchange gain of nearly $0.1 million for the three months ended June 30, 1995 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of June 30, 1996 and 1995, respectively. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

         Interest Expense. Interest expense, net of nominal capitalized interest and interest income ($0.4 million), increased by $0.3 million to $2.7 million for the three months ended June 30, 1996, from $2.4 million, net of interest capitalized ($0.3 million) and nominal interest income, for the three months ended June 30, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition and as a result of increased production activity. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition, the Orbis Acquisition and continuing production and expansion.

         Income Taxes. The Company recorded a tax provision for the three months ended June 30, 1996 of $0.1 million and income tax benefits of $0.5 million during the three months ended June 30, 1995, representing an effective tax rate of approximately 42%.

         Net Income. The net income of approximately $0.2 million for the three months ended June 30, 1996 compares with a net loss of $0.7 million for the three months ended June 30, 1995. The variance is attributable to matters discussed above. Earnings per share increased to $0.01 per primary and fully diluted share for the three months ended June 30, 1996, as compared to a loss of $(0.08) per primary and fully diluted share for the three months ended June 30, 1995, due to the quarter to quarter increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase in shares is due to the inclusion of the shares issued in connection with the Company's Class B Common Stock offering in December 1995 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the modified treasury method.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the six months ended June 30, 1996 and 1995:

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------------
                                                                           1996                     1995
                                                                         -------                  -------
Revenues:

    Television                                                              81.9 %                   90.4 %
    Recorded music and merchandising                                        18.1                      9.6
                                                                         -------                  -------
         Total                                                             100.0                    100.0
Operating expenses:

    Television                                                              58.8                     72.4
    Recorded music and merchandising                                        13.2                      7.6
    Selling, general and administrative                                     15.2                     16.1
    Goodwill amortization                                                    2.5                      1.4
                                                                         -------                  -------
         Total                                                              89.7                     97.5

Other expense, principally interest                                          5.9                      6.1
                                                                         -------                  -------
Income (loss) before income taxes                                            4.4 %                   (3.6) %
                                                                         =======                  =======


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Revenues. The Company's total revenues increased by $12.5 million or 17% to $87.5 million for the six months ended June 30, 1996, from $75.0 million for the six months ended June 30, 1995. Revenues from television operations increased to $71.7 million (82% of total revenues) for the six months ended June 30, 1996, from $67.8 million (90% of total revenues) for the six months ended June 30, 1995. Revenues from recorded music and merchandising increased to $15.8 million (18% of total revenues) for the six months ended June 30, 1996, from $7.2 million (10% of total revenues) for the six months ended June 30, 1995.

         Revenues from television operations increased by $3.9 million or 6% for the six months ended June 30, 1996, as compared with the six months ended June 30, 1995. This increase was due primarily to period to period increases in AAFII revenues and the recognition of revenues from Mark Goodson Productions. These increases were partially offset by period to period reductions in Baywatch revenues (due to the availability of Baywatch for strip syndication commencing in June 1995, with no comparable revenue recognized in
1996) and other television distribution revenues.

         AAFII revenues increased $11.2 million or 31% to $46.9 million for the six months ended June 30, 1996 from the production and distribution of television programming (primarily game shows) as compared with $35.7 million for the six months ended June 30, 1995. This increase in revenues was led by the German operations which contributed $34.0 million (73% of total AAFII revenues) for the six months ended June 30, 1996, up $8.3 million from $25.7 million (72% of total AAFII revenues) for the six months ended June 30, 1995 and the distribution of programming in France which contributed $5.9 million for the six months ended June 30, 1996 as compared to $1.0 million for the six months ended June 30, 1995. Additionally, television revenues were further increased by the recognition (before elimination of intercompany revenues) of $8.8 million in revenues from Mark Goodson Productions (the remaining 50% interest of which was acquired as of January 1, 1996) for the six months ended June 30, 1996. The Price Is Right contributed revenue of $6.4 million in the 1996 period. On a pro forma basis, revenues from Mark Goodson Productions were comparable with revenues for the year ago period.

         Partially offsetting the increases in AAFII and Mark Goodson Productions revenues, Baywatch revenues decreased by $7.0 million or 59% to $5.0 million for the six months ended June 30, 1996 from $12.0 million for the six months ended June 30, 1995, due to the recognition of approximately $7.0 million in initial cash license fees from the commencement of the strip syndication of Baywatch in June 1995, with no comparable cash license fees recognized in the 1996 period. Additionally, certain other television distribution revenues decreased by $6.9 million or 35% to $13.2 million for the six months ended June 30, 1996, as compared with $20.1 million for the six months ended June 30, 1995. The Company recognized television distribution revenues during the 1996 period primarily from the continued exploitation of The Richard Bey Show and exploitation of the initial season of Baywatch Nights, as compared to revenues recognized during the 1995 period primarily from the distribution of The Richard Bey Show and prior first run syndicated programming (Family Feud, Sirens and Acapulco H.E.A.T.).

         Recorded music and merchandising revenues increased by $8.6 million or 119% to $15.8 million for the six months ended June 30, 1996, from $7.2 million for the six months ended June 30, 1995. This increase was primarily attributable to the continued higher sales of new releases in the six months ended June 30, 1996, led by the "platinum" selling new release, Bad Hair Day, by artist "Weird Al" Yankovic, with 1.1 million albums shipped in the period, as compared with no comparable significant new releases in the six months ended June 30, 1995; and an increase in merchandising revenue of $0.7 million to $1.1 million for the six months ended June 30, 1996, from $0.4 million for the six months ended June 30, 1995.

         Operating Expenses. Total operating expenses increased by $5.4 million or 7% to $78.4 million for the six months ended June 30, 1996, from $73.1 million for the six months ended June 30, 1995, due primarily to increased costs in connection with increased recorded music and merchandising revenues ($5.9 million), increased goodwill amortization attributable to the Mark Goodson acquisition ($1.1 million) and increased selling, general and administrative expenses, including corporate overhead ($1.2 million), offset by a $2.8 million reduction in television operating costs (corresponding to lower television revenues).

         The Company's television division expenses, before overhead and goodwill amortization, decreased by $2.8 million to $51.5 million (72% of total television revenues) for the six months ended June 30, 1996, from $54.3 million (80% of total television revenues) for the six months ended June 30, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from programming (principally related to Mark Goodson Productions) which has a higher gross profit margin than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses of $7.3 million during the six months ended June 30, 1996 increased by $0.6 million or 9% from $6.7 million the six months ended June 30, 1995, due primarily to the increase in AAFII charges of $0.4 million to $3.1 million for the six months ended June 30, 1996, as compared with $2.7 million for the six months ended June 30, 1995. Goodwill amortization of $2.2 million for the six months ended June 30, 1996 increased, as a result of the Mark Goodson Acquisition, by $1.1 million from $1.1 million for the six months ended June 30, 1995.

         The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $5.9 million or 104% to $11.6 million (73% of total recorded music and merchandising revenues) for the six months ended June 30, 1996, from $5.7 million (79% of total recorded music and merchandising revenues) for the six months ended June 30, 1995. The increase was primarily due to costs of $4.1 million incurred in connection with the release of "Weird Al" Yankovic's new album and increased merchandising costs of $0.5 million to $0.8 million for the six months ended June 30, 1996, from $0.3 million for the six months ended June 30, 1995.

         Operating Income. Total operating income for the Company increased $7.1 million or 375% to $9.0 million for the six months ended June 30, 1996, from $1.9 million for the six months ended June 30, 1995, due to increases in television and recorded music and merchandising operating income.

         Operating income from television operations increased $5.0 million or 86% to $10.7 million for the six months ended June 30, 1996 (after the inclusion of goodwill amortization of $2.2 million and selling, general and administrative expenses of $7.3 million), from $5.7 million for the six months ended June 30, 1995 (after the inclusion of goodwill amortization of $1.1 million and selling, general and administrative expenses of $6.6 million).
This increase in television operating income was primarily attributable to inclusion of operating income from Mark Goodson Productions of $5.6 million (after the reduction for goodwill amortization of $1.1 million). On a pro forma basis, giving effect to the Mark Goodson Acquisition as of January 1, 1995, television operating income decreased by $2.2 million or 17% over the year ago period due to certain decreased television distribution revenues discussed above. Goodwill amortization for the six months ended June 30, 1996 increased by nearly $1.1 million to $2.2 million, from $1.1 million for the six months ended June 30, 1995, due to the inclusion of amortization in connection with the Mark Goodson Acquisition of $1.1 million for six months in 1996 as compared with no comparable amount in the 1995 period.

         Recorded music and merchandising operations recognized operating income of $1.0 million (after the inclusion of selling, general and administrative expenses of $3.2 million) for the six months ended June 30, 1996, as compared to an operating loss of $1.5 million (after the inclusion of selling, general and administrative expenses of $3.1 million) for the six months ended June 30, 1995. Such increase in operating income was primarily attributable to increased revenues as discussed above. The operating margins improved due to the increased sales of recorded music product with higher gross margins in the six months ended June 30, 1996 as compared with the six months ended June 30, 1995.

         Foreign Currency Exchange Gain or Loss. The Company recognized a nominal foreign currency exchange loss for the six months ended June 30, 1996, as compared to a foreign currency exchange gain of nearly $0.1 million for the six months ended June 30, 1995, resulting from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of June 30, 1996 and 1995. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

         Interest Expense. Interest expense, net of interest capitalized ($0.3 million) and interest income ($0.8 million), increased $0.4 million to $5.1 million for the six months ended June 30, 1996, from $4.7 million, net of interest capitalized ($0.4 million) and nominal interest income, for the six months ended June 30, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition and as a result of increased production activity.

         Income Taxes. The Company recorded a tax provision for the six months ended June 30, 1996 of $1.6 million and income tax benefits of $1.1 million during the six months ended June 30, 1995, representing an effective tax rate of approximately 42%.

         Net Income. The net income of $2.2 million for the six months ended June 30, 1996 compares with a net loss of $1.6 million for the six months ended June 30, 1995. The variance is attributable to matters discussed above. Earnings per share increased to $0.19 per primary and fully diluted share for the six months ended June 30, 1996, as compared to a loss of $0.20 per primary and fully diluted share for the six months ended June 30, 1995, due to the period to period increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase of shares is due to the inclusion of the shares issued in connection with the Company's Class B Common Stock offering in December 1995 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the modified treasury method.


LIQUIDITY AND CAPITAL RESOURCES

         This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1995.

         Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and third party and bank financings. The proceeds from these financings were used to complete the Mark Goodson Acquisition and the Orbis Acquisition, to finance the Company's operations, including the production of Baywatch and Baywatch Nights, and to pay for general operating expenses.

         As of July 19, 1996, the Company consummated a stock purchase agreement ("Orbis Agreement") with Orbis Entertainment Company, Inc.
("Orbis"), a television production company, and the shareholders of Orbis (the "Orbis Acquisition") to purchase all of the outstanding shares of Orbis for an initial purchase price of $2.5 million, which has been paid. In addition to the initial purchase price, the Orbis Agreement provides for a contingent earn out payment equal to 50% of net cash flow, as defined, and an additional contingent payment due after year five based on the cash flows of Orbis in years four and five, also as defined. Following the acquisition, the name of Orbis was changed to All American Orbis, Inc. ("AAO"). The Company has accounted for the Orbis Acquisition under the purchase accounting method. As of July 19, 1996, the Company entered into five year employment agreements with the AAO executives.

         As of October 6, 1995, the Company consummated an asset purchase agreement pursuant to which a newly- formed limited liability company (the "LLC"), jointly owned (directly or indirectly) by the Company and The Interpublic Group of Companies, Inc. ("Interpublic"), acquired substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities ( the "MG Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively, the "Sellers"). The Sellers were not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired consisted of a cash payment of $25.0 million, transaction costs of $0.8 million, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48.5 million if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years, no additional contingent purchase price accrues. Substantially all of the Company's $25.8 million portion of the initial purchase price was allocated to goodwill and was originally reflected in "investment in unconsolidated affiliate" in the condensed consolidated balance sheet at December 31, 1995.

         Interpublic and the Company, effective January 1, 1996, entered into an agreement pursuant to which the Company purchased Interpublic's 50% interest in the LLC (the "IPG/Goodson Agreement") for: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the closing date, as defined (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined), or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $0.7 million due and paid 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined) or the acceleration of the Tranche A term loan. The remaining amounts due under the IPG/Goodson Agreement ($12.5 million plus accrued interest is due in April 1997 and $2.1 million plus accrued interest is due in December 1998) are expected to be paid from a combination of: (i) cash flow from Mark Goodson Productions, (ii) borrowings under the Company's borrowing facilities and or (iii) working capital. The

IPG/Goodson Agreement was in lieu of and replaced the Company's option to acquire Interpublic's undivided 50% interest in the LLC commencing, and effective only after, April 30, 1996 for $25.9 million in cash (increasing during the option exercise period at a rate of 7% per annum). The IPG/Goodson Agreement together with the MG Acquisition (collectively the "Mark Goodson Acquisition") resulted in the Company's full direct or indirect ownership of the net assets held by the LLC. As of January 1, 1996, the Company's initial purchase price for the net assets of Mark Goodson Productions increased by $27.8 million plus costs of $0.1 million to $53.7 million. Consistent with its treatment of its undivided 50% interest, the Company has allocated substantially all of the increased purchase price to goodwill which is being amortized over 25 years from October 6, 1995, the date of the MG Acquisition. The IPG/Goodson Agreement further results in the Company absorbing the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price, which may total $48.5 million by the fifth anniversary of the MG Acquisition, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. Through June 30, 1996, the Company has recorded contingent purchase price totaling $4.4 million (excluding Interpublic's share through December 31, 1995 of $0.9 million). As of June 30, 1996, goodwill, including the total initial purchase price of $53.7 million (before allocation of $2.9 million to identifiable net assets) and contingent purchase price of $4.4 million, totals $55.2 million. The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective January 1, 1996.

         In December 1995, the Company sold 3.2 million newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The Class B Common Stock is identical to the Company's Class A Common Stock, except that the Class B Common Stock is non- voting (other than as required by law). The Class B Common Stock is convertible into Class A Common Stock in the event of certain "Changes in Control" (as defined). Net proceeds from the Stock Offering totaled $30.5 million after deducting the underwriters' discount of $2.4 million and offering expenses of $1.2 million. In July 1996, at the Company's Annual Meeting of Stockholders, the stockholders voted to amend the Company's Restated Certificate of Incorporation to permit holders of Class A Common Stock to convert Class A Common Stock into Class B Common Stock on a one for one basis at the holders' option. This amendment and the ability of Class A Common stockholders to convert Class A shares into Class B shares is subject to NASDAQ approval of the proposed amendment to the Restated Certificate of Incorporation.

         In April 1995, the Company secured a $110.0 million, subsequently increased to $135.0 million, senior credit facility (the "Senior Credit Facility Agreement"), with a syndicate of lenders led by Chase Manhattan Bank. This facility currently consists of five tranches: (i) a term loan of $30.0 million (the "Term Loan" or "Tranche A") which was utilized to refinance existing bank debt incurred in connection with the AAFII acquisition; (ii) a revolving credit facility of up to $20.0 million in the aggregate to be utilized for production and distribution of Baywatch (the "Baywatch Production Line" or "Tranche B"); (iii) a revolving credit facility of up to $20.0 million in the aggregate for the production and distribution of Baywatch Nights (the "Baywatch Nights Production Line" or "Tranche C"); (iv) a revolving credit facility of up to $40.0 million to be utilized to finance certain working capital needs of the Company (the "Working Capital Line" or "Tranche D"); and
(v) the $25.0 million Tranche E term loan described below (The Working Capital Line together with the Baywatch Production Line and the Baywatch Nights Production Line are referred to collectively as the "Chase Manhattan Bank Facilities"). In connection with the MG Acquisition, the Company effected a credit utilization of its working capital line in the form of a letter of credit (the "Letter of Credit") from Chase Manhattan Bank to fund its initial $25.0 million cash portion of the total purchase price. On November 13, 1995, the Senior Credit Facility Agreement was amended to provide an additional $25.0 million term loan under this facility ("Tranche E"), which increased the total facility to a maximum of $135.0 million, in order to refinance the Company's reimbursement obligations under the Letter of Credit. On April 18, 1996 and May 15, 1996, the Company utilized the Working Capital Line to pay $12.5 million (plus accrued interest) and $0.7 million (plus accrued interest), respectively to Interpublic in connection with the Mark Goodson Acquisition. On July 19, 1996, the Company further utilized the Working Capital Line to pay $2.5 million in connection with the Orbis Acquisition. The obligations of the Company under the Chase Manhattan Bank Facilities, the Tranche A term loan and the Tranche E term loan are cross-collateralized. The
Tranche A term loan matures on December 31, 1998, the Tranche E term loan matures on April 13, 1999 and the Chase Manhattan Bank Facilities are available through and mature on April 13, 1999. Under the terms of the Senior Credit Facility Agreement, the amounts which the Company may borrow under Tranches B, C and D are based upon the value of the collateral in the borrowing base, which consists principally of accounts receivable of the Company. Borrowings under the Senior Credit Facility Agreement bear interest, at the Company's option, either: (i) LIBOR plus 2% (7.44% as of July 31, 1996); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1%

(9.25% as of July 31, 1996), as reduced upon the Company's satisfaction of certain financial ratios. As of July 31, 1996, the Company has outstanding borrowings of $21.0 million under the Tranche A term loan, $23.4 million under the Tranche E term loan, and $27.5 million under the Chase Manhattan Bank Facilities, and approximately $26.0 million was available for borrowing under the Chase Manhattan Bank Facilities. As an interim use, the Company temporarily paid down certain amounts borrowed under the revolving Chase Manhattan Bank Facilities from a portion of the net proceeds of the Stock Offering. Amounts repaid under the Chase Manhattan Bank Facilities may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

         The Senior Credit Facility Agreement imposes a number of financial and other conditions upon the Company, including limitations on indebtedness, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests. In particular, consummation of acquisitions may be subject to obtaining bank consent under the Senior Credit Facility Agreement. The Baywatch Production Line and the Baywatch Nights Production Line provide that certain conditions must be satisfied before funding of each season of the respective series, and such conditions have been met for the 1996/1997 broadcast season of Baywatch and Baywatch Nights. The Tranche E term loan imposes a separate set of financial and other conditions upon the Company, including a requirement that "International Cash Flow", defined to mean all payments due to the LLC under the terms of its primary license agreement (other than with respect to the domestic exploitation of programs), be maintained at specified levels (or, in lieu thereof, that the Tranche E term loan be prepaid to specified levels).

         Except to the extent set forth below, under the terms of the Senior Credit Facility Agreement, substantially all of the Company's cash collections are required to be paid into accounts maintained by Chase Manhattan Bank and applied to the repayment of the Company's obligations under the Chase Manhattan Bank Facilities. All of AAFII's cash collections are required to be paid into accounts maintained by Chase Manhattan Bank and are applied, subject to certain exceptions for working capital, to interest and principal amounts outstanding under the Tranche A term loan until such time as it is repaid in full. As of July 31, 1996, the Company has made quarterly principal installment payments and prepayments totaling $9.0 million due through the September 1996 quarter. The remaining balance of the Tranche A term loan is repayable in quarterly principal installments as follows: December 1996, $3.0 million; March 1997, $1.0 million; June 1997, $1.0 million; September 1997, $3.0 million; December 1997, $3.0 million; March 1998, $1.0 million; June 1998, $1.0 million; September 1998, $4.0 million; and a final installment due on the last business day of December 1998 (each such payment being subject to reduction from certain prepayments). The amount which the Company is able to reborrow under the Chase Manhattan Bank Facilities is subject to the collateral pledged to the lenders having sufficient borrowing base value to support such borrowings. Substantially all of the Company's assets other than real property are pledged under the Senior Credit Facility Agreement.

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

         In connection with the IPG/Goodson Agreement, the Company issued three notes payable to Interpublic totaling $27.8 million as follows: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the Closing Date (paid in April 1996 from borrowings under the Working Capital Line); (ii) a subordinated note in the amount of $12.5 million due 12 months from the Closing Date, subject to acceleration upon either a "Change of Control" (as defined) or the acceleration of the Tranche A term loan, plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and
(iii) a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, with $0.7 million due and paid 30 days from the Closing Date and the balance due 30 days after maturity of the Tranche A term loan and subject to acceleration upon a "Change of Control" (as defined) or the acceleration of the Tranche A term loan.

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

         The Notes are convertible into Common Stock, initially at a conversion rate of $11.50 per share (equivalent to 86.957 shares of Common Stock for each $1,000 principal amount of Notes), prior to redemption or maturity. As of July 31, 1996, holders of $4.6 million principal amount of the Notes had converted such Notes into 404,602 shares of Common Stock. The conversion price is subject to adjustment in certain events as set forth in the Fiscal Agency Agreement. The shares underlying certain of the Notes have been registered with the Securities and Exchange Commission pursuant to an effective registration statement.

         The Notes may be redeemed, at the option of the Company, in whole or in part, at any time after October 1, 1996, at redemption prices commencing at 104.6% of par and declining each subsequent year to 100% of par in 2001, together with accrued but unpaid interest through the date of redemption. The Notes may also be redeemed at any time, as a whole but not in part, in the event of certain changes in U.S. tax laws. In case of any such redemption, the redemption price will be 100% of the principal amount of the Notes, together in each case with accrued interest to the date of redemption. The Notes are also subject to mandatory payment at 101% of par if (i) the Common Stock is not listed for trading on any exchange or NASDAQ for 10 consecutive trading days; or (ii) any person, other than certain executive officers and directors of the Company, acquires more than 50% of the total voting power of the Common Stock (with certain exceptions).

         During the six months ended June 30, 1996, the Company generated cash of $24.2 million from its operations, compared with the use of $14.0 million for the six months ended June 30, 1995. This positive cash flow from operations was due primarily to the collection of accounts receivable of $43.8 million, offset by net production spending of $20.7 million. The Company used $29.8 million in investing activities during the six months ended June 30, 1996, primarily in connection with the Mark Goodson Acquisition. The Company experienced a net increase in cash flow from financing activities of $8.4 million during the first six months of 1996, primarily due to an increase in borrowings in connection with the Mark Goodson Acquisition and the Company's production and development spending (including Baywatch, Baywatch Nights and Sinbad), offset by net reductions of the Company's production and working capital loans. While cash flows were positive in the first six months of 1996, the Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, from the Chase Manhattan Bank Facilities or from outside sources.

         As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, the continued release of recorded music requiring related marketing, promotion and recording expenses and the repayment of certain notes payable. The expanded production of television programming for the 1996/1997 broadcast season is expected to require the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital, together with anticipated cash flow from operations and other available funding sources, will be sufficient to meet its working capital needs for at least the next twelve months.

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

Television Production and Distribution

         In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and sales of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there is no assurance that such amounts will be recouped by the Company and, if not recouped, that such payments will not have a material adverse effect on the Company. In addition, the Company's working capital requirements in connection with its development and production activities relating to potential television programming are expected to substantially increase as a result of the Orbis Agreement and the Company's agreement with The Gerber Company, which provides the services of television producer David Gerber to the Company for the purpose of developing and producing television programming. The cost of production of television programming is typically partially offset by foreign, network or pre-sale license fees.

         The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority (approximately $0.7 million per episode) of the approximately $0.9 million per episode production budget, the Company will retain exclusive distribution rights to Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company has an annual option, exercisable on or before February 15 of each of the initial three potential broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing Sinbad, such right to produce the series reverts to the Company. As of July 31, 1996, the Company has spent approximately $6.6 million towards the production of Sinbad for the 1996/1997 broadcast season. The total commitment of up to approximately $15.3 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche D of the Chase Manhattan Bank Facilities; (ii) cash payments by international sub-licensees; and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Sinbad has been cleared in 81% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $8.2 million payable in installments based on the commencement of production and delivery of each episode of the series.

         The Company has commenced production on the 22 episodes of Baywatch for the 1996/1997 broadcast season. As of July 31, 1996, the Company has spent approximately $4.5 million towards the production of six episodes for the 1996/1997 broadcast season. The total production budget of approximately $22.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche B of the Chase Manhattan Bank Facilities; (ii) cash payments by The Fremantle Corporation (an unaffiliated company); and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Baywatch has been cleared in 89% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $14.8 million payable in installments based on the commencement of production and delivery of each episode of the series.

         Through July 31, 1996, the Company has spent approximately $8.2 million and completed principal photography on nine episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under Tranche C of the Chase Manhattan Bank Facilities; (ii) cash payments received from international sub-licensees; and (iii) working capital, pending receipt of license fees. Through July 31, 1996, Baywatch Nights has been cleared in 85% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for amounts totaling in excess of $9.9 million payable in installments based on the commencement of production and delivery of each episode of the series.

         The Company presently has network or cable commitments in connection with the production by the Company of two movies-of-the-week totaling $4.8 million. The preliminary budgets in connection with such commitments total $6.4 million. The total production budgets are expected to be funded primarily through a combination of: (i) network or cable license fees; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees. There is no assurance that the Company will be successful in its efforts to fully fund these productions through a combination of the network or cable license fees and international sales.

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

         Minimum contractual commitments to existing artists totaled approximately $0.4 million at July 31, 1996, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

Inflation

         The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

PART II.         OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                          10.42 Stock Purchase Agreement, dated July 19, 1996, by and among All American Communications, Inc., Orbis
                                       Entertainment Company, Inc., Robert  L.
                                       Turner, Ethan J. Podell  and Alexandra
                                       Buhler Jewett (incorporated by
                                       reference to Exhibit 10.42 to the Form
                                       8-K as filed August 6, 1996).

                          27           Financial Data Schedule.


(b)      Reports on Form 8-K

         Current report on Form 8-K, filed May 3, 1996, regarding the Mark Goodson Acquisition.

         Current report on Form 8-K, filed June 14, 1996, regarding change in accountants.

         Current report on Form 8-K/A, filed June 21, 1996, regarding change in accountants.

         Current report on Form 8-K/A - Amendment number 1, filed June 28, 1996, regarding pro forma financial statements in connection with the Mark Goodson Acquisition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALL AMERICAN COMMUNICATIONS, INC.




Date:  August 13, 1996            By  /s/ Anthony J. Scotti
                                      ------------------------------------
                                      Anthony J. Scotti,
                                      Chief Executive Officer



Date:  August 13, 1996            By  /s/ Thomas Bradshaw
                                      ------------------------------------
                                      Thomas Bradshaw,
                                      Chief Financial Officer and Treasurer
                                      (Principal financial officer and
                                      principal accounting officer)