Form 10-Q
period 1996-09-30
ALL AMERICAN COMMUNICATIONS INC
filed 1996-11-14
CIK 783265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

 FOR THE TRANSITION FROM                          TO

                         COMMISSION FILE NUMBER 0-14333

                        ALL AMERICAN COMMUNICATIONS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                           95-3803222
     (STATE OF OR OTHER                   (I.R.S. EMPLOYER
       JURISDICTION OF                   IDENTIFICATION NO.)
      INCORPORATION OR
        ORGANIZATION)

   808 WILSHIRE BOULEVARD,                   90401-1810
  SANTA MONICA, CALIFORNIA
                                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

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

 X  Yes    ___  No

     As of November 8, 1996, there were 5,800,957 shares of $.0001 par value Common Stock, and 5,191,800 shares of $.0001 par value Common Stock, Class B outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)         (NOTE)
Cash and cash equivalents..........................................    $  22,559         $ 13,126
Restricted cash....................................................        4,096            6,968
Trade receivables, less allowances of $4,063 and $2,980 at
  September 30, 1996 and December 31, 1995, respectively...........       81,925          103,896
Unbilled receivables, less imputed interest of $1,334 and $2,354 at
  September 30, 1996 and December 31, 1995, respectively...........        6,199           11,685
Inventory, net.....................................................          890            1,018
Advances to recording artists, net.................................          437              544
Television program costs, less accumulated amortization of $288,344 and $228,942 at September 30, 1996 and December 31, 1995,
  respectively.....................................................       91,160           74,644
Property and equipment, less accumulated depreciation and
  amortization.....................................................        3,999            4,526
Investment in unconsolidated affiliate.............................           --           29,130
Goodwill, less accumulated amortization of $7,001 and $3,384 at
  September 30, 1996 and December 31, 1995, respectively...........      106,190           49,403
Other..............................................................        5,440            6,642
                                                                        --------         --------
          Total assets.............................................    $ 322,895         $301,582
                                                                        ========         ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.................................................       14,281           14,293
  Accrued expenses.................................................       28,732           19,823
  Royalties payable................................................        7,575            4,435
  Deferred revenues................................................          608              277
  Due to producers.................................................       14,362           26,271
  Participations payable...........................................       30,314           30,979
  Notes payable....................................................      148,067          134,982
  Deferred taxes payable...........................................        2,242            2,242
                                                                        --------         --------
          Total liabilities........................................      246,181          233,302
                                                                        --------         --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued........           --               --
  Common stock, voting, $.0001 par value, authorized 20,000,000 shares, issued 5,876,173 and 5,662,052 in 1996 and 1995,
     respectively (including treasury shares)......................            1                1
  Common stock, Class B non-voting, $.0001 par value, authorized
     20,000,000 shares, issued 5,720,000 in 1996 and 1995..........            1                1
  Additional paid-in capital.......................................       62,407           61,522
  Common stock in treasury, at cost, 30,000 shares in 1996 and
     1995..........................................................         (135)            (135)
  Retained earnings................................................       15,258            6,939
  Currency translation adjustment..................................         (818)             (48)
                                                                        --------         --------
          Total stockholders' equity...............................       76,714           68,280
                                                                        --------         --------
          Total liabilities and stockholders' equity...............    $ 322,895         $301,582
                                                                        ========         ========

---------------

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1996          1995
                                                                      ---------     ---------
                                                                            (UNAUDITED)
Revenues:
  Television........................................................  $  63,011     $  76,818
  Recorded music and merchandising..................................      3,630         8,332
                                                                      ----------    ----------
                                                                         66,641        85,150
                                                                      ----------    ----------
Expenses:
  Television........................................................     44,219        60,672
  Recorded music and merchandising..................................      2,597         6,438
  Selling, general and administrative...............................      6,070         6,000
  Goodwill amortization.............................................      1,173           536
                                                                      ----------    ----------
                                                                         54,059        73,646
                                                                      ----------    ----------
Operating income....................................................     12,582        11,504
Other income (expense):
  Interest income...................................................        306           218
  Interest expense, net of amounts capitalized......................     (2,317)       (2,132)
  Other.............................................................        (60)          114
                                                                      ----------    ----------
                                                                         (2,071)       (1,800)
                                                                      ----------    ----------
Income before provision for income taxes............................     10,511         9,704
Provision for income taxes..........................................      4,415         4,076
                                                                      ----------    ----------
Net income..........................................................  $   6,096     $   5,628
                                                                      ==========    ==========
Net income per share -- Primary:
  Net income per share..............................................  $    0.51     $    0.68
                                                                      ==========    ==========
  Weighted average number of common shares and common share
     equivalents outstanding........................................  12,203,000     8,296,000
                                                                      ==========    ==========
Net income per share -- Fully diluted:
  Net income per share..............................................  $    0.42     $     0.51
                                                                      ==========    ==========
  Weighted average number of common shares and common share
     equivalents outstanding........................................  15,370,000    11,811,000
                                                                      ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                        1996            1995
                                                                     -----------     -----------
                                                                             (UNAUDITED)
Revenues:
  Television......................................................  $   134,684     $   144,637
  Recorded music and merchandising................................       19,445          15,540
                                                                    -------------   -------------
                                                                        154,129         160,177
                                                                    -------------   -------------
Expenses:
  Television......................................................       95,684         114,980
  Recorded music and merchandising................................       14,148          12,101
  Selling, general and administrative.............................       19,363          18,094
  Goodwill amortization...........................................        3,359           1,606
                                                                    -------------   -------------
                                                                        132,554         146,781
                                                                    -------------   -------------
Operating income..................................................       21,575          13,396
Other income (expense):
  Interest income.................................................        1,105             262
  Interest expense, net of amounts capitalized....................       (8,250)         (6,904)
  Other...........................................................          (86)            241
                                                                    -------------   -------------
                                                                         (7,231)         (6,401)
                                                                    -------------   -------------
Income before provision for income taxes..........................       14,344           6,995
Provision for income taxes........................................        6,025           2,938
                                                                    -------------   -------------
Net income........................................................  $     8,319     $     4,057
                                                                    =============   =============
Net income per share - Primary:
  Net income per share............................................  $      0.70     $      0.50
                                                                    =============   =============
  Weighted average number of common shares and common share
     equivalents outstanding......................................   11,959,000       8,083,000
                                                                    =============   =============
Net income per share - Fully diluted:
  Net income per share............................................  $      0.61     $      0.44
                                                                    =============   =============
  Weighted average number of common shares and common share
     equivalents outstanding......................................   15,314,000      11,811,000
                                                                    =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net income...........................................................  $   8,319     $   4,057
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation and amortization of property, equipment and
     goodwill........................................................      3,970         2,011
  Amortization of television program costs...........................     58,838        76,394
  Increase in allowance for doubtful accounts........................        524            70
  Increase in allowance for sales returns............................        500            22
  Increase (decrease) in make goods reserve..........................         59        (1,290)
  Increase (decrease) in imputed interest discount...................     (1,020)        2,128
  Changes in operating assets and liabilities:
     Restricted cash.................................................      2,628           137
     Trade receivables, unbilled receivables, inventory and advances
      to recording artists...........................................     29,949       (38,875)
     Additions to television program costs...........................    (74,119)      (83,982)
     Deferred income tax benefit.....................................         --           235
     Accounts payable, accrued expenses and royalties payable........      9,998        13,537
     Due to producers and participations payable.....................    (10,212)       10,047
     Deferred revenues...............................................        331          (250)
     Other assets....................................................         52          (419)
                                                                       ----------    ----------
          Net cash provided (used) by operating activities...........     29,817       (16,178)
                                                                       ----------    ----------
INVESTING ACTIVITIES
Purchase of property and equipment, net..............................     (1,193)         (509)
Purchase of remaining 50% interest in Mark Goodson Productions,
  LLC................................................................    (10,558)           --
Contingent earn out from purchase of Mark Goodson Productions, LLC...     (6,146)           --
Purchase of Orbis Entertainment, Inc.................................     (2,500)           --
                                                                       ----------    ----------
          Net cash used in investing activities......................    (20,397)         (509)
                                                                       ----------    ----------
FINANCING ACTIVITIES
Payments on stock subscriptions receivable...........................         --            85
Proceeds from borrowings.............................................    125,737       140,505
Repayments of borrowings.............................................   (115,297)     (120,548)
Restricted cash held for repayment of borrowings.....................        244         5,390
Repurchase of 6 1/2% Convertible Subordinated Notes Due 2003.........     (9,901)           --
                                                                       ----------    ----------
          Net cash provided by financing activities..................        783        25,432
                                                                       ----------    ----------
Effect of exchange rate changes on cash..............................       (770)          222
                                                                       ----------    ----------
Increase in cash.....................................................      9,433         8,967
Cash and cash equivalents at beginning of period.....................     13,126         1,662
                                                                       ----------    ----------
Cash and cash equivalents at end of period...........................  $  22,559     $  10,629
                                                                       ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest, net of amounts capitalized............................  $   7,627     $   4,697
                                                                       ==========    ==========
     Income taxes....................................................  $   4,005     $     245
                                                                       ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), All American Entertainment Industries,
Inc. -- formerly Scotti Brothers Entertainment Industries, Inc. ("AAEI" or "SBEI"), All American Fremantle International, Inc. ("AAFII"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG"), All American Orbis, Inc. ("AAO") and All American Consumer Marketing Group, Inc. ("AACM") (and together with their respective direct or indirect wholly-owned subsidiaries (including Mark Goodson Productions, LLC) collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

  Recognition of Revenues

     Minimum guaranteed revenue from domestic cash license agreements typically are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Advertising revenues (i.e., sales of advertising time received by the Company in lieu of cash license fees for the sale of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon the commencement of the license period of the program and the advertising time has been sold pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement, unless the program is not yet available for exhibition. Revenues under domestic and foreign

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the program materials are not yet available for broadcast or exploitation.

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

  Restricted Cash

     Pursuant to the Company's lending agreement, prior to its amendment and restatement and subject to certain exceptions for working capital, substantially all cash collected was required to be paid into accounts maintained by The Chase Manhattan Bank, formerly known as Chemical Bank ("Chase Manhattan Bank"), and applied to the repayment of the outstanding borrowings as specified in the lending agreement. Such lending agreement has been amended and restated as of October 23, 1996. The amended and restated lending agreement does not require the repayment of outstanding balances from cash collections to the extent the Company has a borrowing base sufficient to cover outstanding balances and no event of default exists (see Note 3). The cash held for repayment is included as restricted cash.

     Also included as restricted cash are amounts transferred to the Company's fiscal agent in connection with interest payments due on the Company's 6 1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") on the first of October and April of each year. Effective October 28, 1996, the Company called the Convertible Notes for redemption (see Note 3).

  Unbilled Receivables

     Unbilled receivables represent amounts due under cash (excluding barter) television syndication contracts which will be billed over the contractual terms of the agreements, generally ranging from one to five years.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

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

  Share Information; Earnings Per Share

     Earnings per share represents the per share income and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the modified treasury stock method. The fully diluted per share computations for 1996 and 1995 have been calculated giving consideration to $20,694,000 principal value of the Convertible Notes repurchased and considered retired through November 8, 1996 (see Note 3).

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

  Mark Goodson Productions

     In October 1995, the Company and The Interpublic Group of Companies ("Interpublic") each acquired an undivided 50% interest in substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities (the "MG Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively, the "Sellers"). The Sellers were not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired ("Mark Goodson Productions") consisted of a cash payment of $25,000,000, transaction costs of $785,000, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48,500,000 if paid (whether earned or not) during the first five years following October 6, 1995.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years, no additional contingent purchase price accrues.

     In January 1996, the Company acquired from Interpublic the remaining 50% interest of Mark Goodson Productions for: (i) $12,500,000 plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the closing date, as defined (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12,500,000 due 12 months from the Closing Date plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2,800,000, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $687,000 due and paid 30 days from the Closing Date and the balance due 30 days after maturity of a tranche of the Former Credit Facility. The remaining amounts due ($12,500,000 plus accrued interest and $2,113,000 plus accrued interest) were paid October 28, 1996 with the initial borrowings under the Restructured Credit Facility (see Note 3).

     As a result of acquiring Interpublic's 50% interest in Mark Goodson Productions, the Company is responsible for the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price, which may total $48,500,000 by the fifth anniversary of the MG Acquisition, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. Through September 30, 1996, the Company has recorded contingent purchase price totaling $7,081,000 (excluding Interpublic's share through December 31, 1995 of $935,000). As of September 30, 1996, goodwill, including the total initial purchase price of $53,757,000 (including deal costs of $957,000 and before allocation of $2,934,000 to identifiable net assets) and contingent purchase price totals $57,904,000 (before accumulated amortization of $1,944,000). The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective January 1, 1996.

     The pro forma unaudited results from operations of the Company for the nine months ended September 30, 1995 (giving effect to the Mark Goodson Acquisition as of January 1, 1995) follows:

                                                                  PRO FORMA
                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1995
                                                             --------------------
                                                             (IN THOUSANDS EXCEPT
                                                              PER SHARE AMOUNT)
                Revenues...................................        $171,151
                Operating income...........................        $ 25,996
                Net income.................................        $  9,625
                Net income per share, primary..............        $   1.19
                Net income per share, fully diluted........        $   0.92

     The pro forma information presented above is prepared for comparative purposes only and does not purport to be indicative of what would have occurred if the Mark Goodson Acquisition had been made at January 1, 1995, or of the results which may occur in the future.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

3. NOTES PAYABLE

     Notes payable and amounts due to banks are comprised of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1996              1995
                                                             -------------     ------------
                                                                     (IN THOUSANDS)
        Notes payable to banks.............................    $  87,810         $ 77,352
        Other notes payable................................       14,595               --
        Convertible subordinated notes, 6 1/2%.............       45,662           57,630
                                                                --------         --------
                                                               $ 148,067         $134,982
                                                                ========         ========

  Restructured Credit Facility

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155,000,000, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. Prior to amending and restating its credit facility agreement, using a portion of the proceeds from the Senior Notes (as defined below) issuance, the Company paid down amounts outstanding under the then existing bank facilities (the "Former Credit Facility"). In connection with the amendment and restatement, the Company initially utilized $30,000,000 of the Restructured Credit Facility: (i) to pay Interpublic $15,448,000 (including accrued interest -- see Note 2); (ii) to repurchase ($10,000,000) a portion of certain outstanding Convertible Notes (as defined below); (iii) to pay closing fees of $2,500,000 in connection with the amendment and restatement and (iv) $2,052,000 for production and general corporate purposes. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, either: (i) LIBOR plus 1 1/2% (6.88% as of November 8, 1996); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (8 3/4% as of November 8, 1996), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of November 8, 1996, the Company had outstanding borrowings of $30,000,000 under the Restructured Credit Facility with $103,489,000 available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before funding of each season of the respective series, and such conditions had been previously met for the 1996/1997 broadcast season of Baywatch, Baywatch Nights and The Adventures of Sinbad. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to All American Communications, Inc. or as "Foreign Loans" to All American Netherlands BV (a foreign subsidiary presently being formed by the Company), subject to borrowing base availability. Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility Agreement.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

  Senior Subordinated Notes

     On October 11, 1996, the Company issued $100,000,000 of 10 7/8% Senior, Subordinated Notes due 2001 ("Senior Notes") in a private placement offering to Goldman, Sachs & Co. and Chase Securities, Inc. (the "Initial Purchasers"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semiannually each April 15 and October 15 (commencing April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totalled approximately $96,000,000. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

     The Indenture imposes certain covenants and conditions upon the Company, including but not limited to restrictions or limits on making certain payments or investments, limits on certain transactions, limits on liens, limits on merger, consolidation and sale of assets, limits on senior subordinated debt, limits on business activities and change of control provisions. In the event (a "Sale Transaction Triggering Event") the Company enters into a letter of intent or makes a public announcement during the first 18 months after October 4, 1996 with respect to the sale of all of the Company's capital stock (whether by merger, consolidation or otherwise), or all or substantially all of the Company's assets (a "Sale Transaction"), the Company may, subsequent to the closing of such Sale Transaction, redeem up to $100,000,000 in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, provided that the Sale Transaction closes within 120 days after the date of such letter of intent or public announcement and, provided further, that notice of such redemption shall be given within 30 days of the date of the closing of such Sale Transaction. In addition, during the first 18 months after October 4, 1996, the Company may redeem up to $35,000,000 in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of a public offering of common stock of the Company, provided that at least $65,000,000 in aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption and, provided further, that notice of such redemption shall be given within 30 days of the date of the closing of such public offering. Following a Change of Control (as defined in the Indenture), the Company will be required to offer to purchase all or any part of the Senior Notes tendered at the option of the holders thereof at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

     In connection with the private placement offering, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") with the Initial Purchasers, granting certain exchange registration rights to the holders of the Original Notes (as defined in the Registration Rights Agreement). On October 28, 1996 the Company filed a Form S-4 Registration Statement pursuant to its obligations under the Registration Rights Agreement. On November 12, 1996 the Company amended such Form S-4, which registration statement, as amended, was declared effective by the Securities and Exchange Commission on such date.

  Convertible Subordinated Notes

     In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") in the aggregate principal amount of $60,000,000. Through September 30, 1996 Convertible Notes with principal amounts totaling $3,788,000 have been converted into the Company's Common Stock. Through November 8, 1996, the Company has repurchased and effectively retired

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

$20,694,000 principal amount of the Convertible Notes. On October 25, 1996, the Company notified the Fiscal Agent of the Convertible Notes of its intention to redeem the Convertible Notes in full on November 27, 1996 at 104.643% of par. As of November 8, 1996, there were Convertible Notes of $35,518,000 principal amount outstanding. The maximum payment, including redemption premium and accrued interest, expected to be made on November 27, 1996 is approximately $37,534,000, subject to reduction for Convertible Note holders who convert their holdings to Common Stock at the rate of 86.957 shares per $1,000 principal amount of Convertible Notes prior to November 27, 1996.

4. TELEVISION PROGRAM COSTS

     Costs for television programs are comprised of the following:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------   ------------
                                                                      (IN THOUSANDS)
        Released, less accumulated amortization..............     $89,746        $ 73,902
        In process and development...........................       1,414             742
                                                                  -------         -------
                                                                  $91,160        $ 74,644
                                                                  =======         =======

     The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the nine months ended September 30, 1996 and 1995 are capitalized interest of $741,000 and $1,031,000, respectively and capitalized overhead of $3,856,000 and $2,197,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

     The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled The Adventures of Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority (approximately $695,000 per episode) of the approximately $850,000 per episode production budget, the Company will retain exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company has an annual option, exercisable on or before February 15 of each of the initial three potential broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, such right to produce the series reverts to the Company. As of November 4, 1996, the Company has spent approximately $8,800,000 towards the production of 15 episodes of The Adventures of Sinbad for the 1996/1997 broadcast season. The total commitment of up to approximately $15,290,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility; (ii) cash payments by international sublicensees; and (iii) working capital, pending receipt of license fees. Through November 4, 1996, The Adventures of Sinbad has been cleared in more than 90% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $8,200,000, payable in installments based on the commencement of production and delivery of each episode of the series.

     The Company has commenced production on the 22 episodes of Baywatch for the 1996/1997 broadcast season. As of November 4, 1996, the Company has spent approximately $19,500,000 towards the production of 22 episodes for the 1996/1997 broadcast season. The total production budget of approximately $22,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility; (ii) cash payments by The Fremantle Corporation (an

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

unaffiliated company); and (iii) working capital, pending receipt of license fees. Through November 4, 1996, Baywatch has been cleared in more than 97% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $14,750,000 payable in installments based on the commencement of production and delivery of each episode of the series.

     Through November 4, 1996, the Company has spent approximately $8,600,000 and completed principal photography on nine episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20,000,000 for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility; (ii) cash payments received from international sub-licensees; and
(iii) working capital, pending receipt of license fees. Through November 4, 1996, Baywatch Nights has been cleared in more than 92% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for amounts totaling in excess of $10,700,000 payable in installments based on the commencement of production and delivery of each episode of the series.

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

     On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the abovereferenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principal resolving all of their various disputes, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

     On or about August 19, 1996, the Company's subsidiary, Mark Goodson Productions, LLC ("Goodson"), filed an arbitration claim against Grundy International Operations Limited ("Grundy"), with the American Arbitration Association in New York, Case No. 13 T 153 00742 96. Goodson is the successor-in-interest under a license agreement (the "Agreement") with Grundy whereby Goodson's predecessor licensed to Grundy the rights in certain territories to various television game shows and game show formats. The initial term of the Agreement expired on June 28, 1996, subject to a contractual provision in the Agreement requiring the parties to negotiate in good faith about a possible two year extension of the Agreement during the six months prior to such expiration date. No such extension was agreed upon by the parties during such period. Moreover, Goodson has declared a default in connection with Grundy entering into various license agreements without obtaining Goodson's prior consultation and approval as required under the Agreement. Goodson is

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

seeking a declaration of rights, an accounting of all monies received by Grundy under licenses and all other appropriate relief.

     In contrast, Grundy alleges in its counterclaims that Goodson, in order to avoid the Agreement's provisions granting to Grundy a right of first refusal following expiration of the Agreement and the right to complete licenses entered into prior to such expiration, wrongfully attempted to terminate the Agreement by (i) misapplying its provisions permitting Goodson a right of approval over Grundy's licenses; (ii) unreasonably withholding approval (if required) with respect to Grundy's proposed transactions; and (iii) refusing to negotiate an extension of the Agreement in good faith as required by the Agreement. Grundy seeks an award of damages in an unstated amount; an award extending and renewing the Agreement; an order compelling Goodson to perform under the Agreement and to account to Grundy (including but not limited to the payment to Grundy of AUS$84,666); a declaration of tortious interference by Goodson with Grundy's contracts and prospective economic relations and an award of damages therefore in an unstated amount; a declaration that Goodson owes Grundy compensation in quantum meruit to the extent that Goodson has been unjustly enriched; and for such other relief as may be proper. Goodson intends to answer the counterclaims, denying Grundy's allegations and asserting Goodson's own affirmative defenses. While Goodson intends to vigorously prosecute the arbitration, there is no assurance that Goodson will ultimately prevail in this matter.

     The Company is party to certain other legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     Minimum commitments for advances to recording artists at November 11, 1996 amounted to approximately $365,000.

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

     Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U.S. television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory through advertising agencies to sponsors desiring national coverage (including but not limited to Procter & Gamble, Bristol Myers-Squibb, MCI, Smith-Kline Beecham, Kraft/General Foods, Mars, Nestle and RJR Nabisco). The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater.

     The international broadcast television market is served principally by independent stations and cable and satellite television operators. The Company produces and distributes "local" content programming internationally through its wholly owned subsidiaries, All American Fremantle International, Inc. ("AAFII"), principally using game and variety show formats acquired as part of the Mark Goodson Acquisition or from third parties and All American Orbis, Inc. ("AAO") using talk show formats. License agreements for international programming are typically entered into prior to the commencement of production and generally provide for license fees sufficient to cover the costs of production. While the Company has international production facilities in several countries, AAFII's production activities occur primarily in Germany and the United Kingdom.

     The international distribution and exploitation of Baywatch Nights (worldwide), The Adventures of Sinbad (Europe only, including the United Kingdom and excluding Scandinavia), the Company's movies-of-the-week and a portion of its library of domestic content programming are also handled by AAFII. In addition to producing and distributing Company owned product, AAFII provides television related producer-for-hire and distributor services for a fee.

     In most cases, the Company's domestic and international distribution revenues are based on a percentage of the net revenues derived from cash license fees and/or the sale of advertiser sponsorships. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues, and its fee for advertising sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a pre-determined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. Such advance payments may reduce the Company's distribution fee or result in a loss if sufficient revenues are not generated. For the 1996/1997 broadcast season, the Company has made certain guarantees to the producers with respect to The Adventures of Sinbad. See "-- Liquidity and Capital Resources."

     A small number of programs and musical recordings have historically accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. The results of the first nine months of 1996 reflect the full consolidation of Mark Goodson Productions, LLC, the remaining 50% of which was acquired effective as of January 1, 1996. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the Company's dependence on a limited number of projects, risks of expansion, acquisitions and new programming, dependence on key personnel, fluctuation in results of operations, and risks relating to the nature of the entertainment industry, government regulation, competition and control by management. See the relevant discussions elsewhere herein, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission, including the Company's registration statements on Form S-4, as amended on November 12, 1996 and on Form S-2 as amended on December 11, 1995, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   -------------------
                                                                   1996          1995
                                                                   -----         -----
        Revenues:
          Television.............................................   94.6%         90.2%
          Recorded music and merchandising.......................    5.4           9.8
                                                                   -----         -----
                  Total..........................................  100.0         100.0
        Operating expenses:
          Television.............................................   66.4          71.3
          Recorded music and merchandising.......................    3.9           7.6
          Selling, general and administrative....................    9.1           7.0
          Goodwill amortization..................................    1.7           0.6
                                                                   -----         -----
                  Total..........................................   81.1          86.5
        Other expense, principally interest......................    3.1           2.1
                                                                   -----         -----
        Income before income taxes...............................   15.8%         11.4%
                                                                   =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues. The Company's total revenues decreased by approximately $18.5 million or 22% to $66.6 million for the three months ended September 30, 1996, from $85.1 million for the three months ended September 30, 1995. Revenues from television operations decreased to $63.0 million (95% of total revenues) for the three months ended September 30, 1996, from $76.8 million for the three months ended September 30,

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

1995 (90% of total revenues). Revenues from recorded music and merchandising decreased to $3.6 million (5% of total revenues) for the three months ended September 30, 1996, from $8.3 million (10% of total revenues) for the three months ended September 30, 1995.

     The decrease in revenues from television operations of $13.8 million or 18% for the three months ended September 30, 1996, as compared with the three months ended September 30, 1995 was due primarily to reductions in Baywatch revenues, principally due to an expected decline in Baywatch strip syndication revenues recognized in the three months ended September 30, 1996 of $9.1 million as compared with $26.7 million for the three months ended September 30, 1995, and other television distribution revenues. These decreases were partially offset by the recognition of revenues from Mark Goodson Productions.

     Revenues from Baywatch decreased by $15.5 million or 39% to $24.6 million for the three months ended September 30, 1996 from $40.1 million for the three months ended September 30, 1995. This decrease in Baywatch revenues was primarily due to the expected decrease in revenues from the strip syndication of Baywatch as discussed above partially offset by an increase in Baywatch revenues from first-run syndication attributable to the delivery of 13 episodes in the 1996 period as compared with the delivery of ten episodes in the comparable 1995 period. Additionally, other television distribution revenues (excluding Baywatch, AAFII and Mark Goodson Productions) decreased by $3.4 million due to the recognition of the network license fee and foreign revenues in connection with the delivery of The Malibu Branch, a network series pilot (the series option was not exercised by the network), during the three months ended September 30, 1995 with no comparable item in the 1996 period. While certain of the Company's syndicated television programming, including the Baywatch strip syndication, has experienced a ratings decline on a year-to-year basis compared to the prior period, the impact on the Company has been offset in part by an increase in available advertising rates. Revenues from AAFII of $17.1 million for the three months ended September 30, 1996 decreased slightly from $17.4 million for the three months ended September 30, 1995.

     The foregoing decreases in revenues were partially offset by the recognition of $5.4 million in revenues (after elimination of intercompany revenues) from Mark Goodson Productions (the remaining 50% interest of which was acquired as of January 1, 1996) for the three months ended September 30, 1996 compared to no such revenues in the prior period. The Price Is Right contributed revenue of $5.0 million in the 1996 period. On a pro forma basis, revenues from Mark Goodson Productions were comparable with revenues from the year ago period, while total pro forma television revenues declined from the 1995 period for the reasons discussed above.

     Recorded music and merchandising revenues decreased by $4.7 million or 56% to $3.6 million for the three months ended September 30, 1996, from $8.3 million for the three months ended September 30, 1995. This decrease was primarily attributable to higher sales of new releases in the three months ended September 30, 1995, led by the new artist Skee-Lo, as compared with no comparable new releases in the three months ended September 30, 1996. The Company does not have any major new recorded music releases scheduled during the remainder of 1996.

     Operating Expenses. Total operating expenses decreased by $19.5 million or 27% to $54.1 million for the three months ended September 30, 1996, from $73.6 million for the three months ended September 30, 1995, due to a $16.5 million reduction in television operating costs corresponding to lower television revenues, higher margins on the revenues from Mark Goodson Productions, and a $3.8 million reduction in recorded music and merchandising costs corresponding to lower recorded music and merchandising revenues, partially offset by increased goodwill amortization attributable to the Mark Goodson Acquisition ( see "-- Liquidity and Capital Resources") of $0.6 million and increased selling, general and administrative expenses, including corporate overhead of $0.4 million.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

     Television expenses, before overhead and goodwill amortization, decreased by $16.5 million or 27% to $44.2 million (70% of total television revenues) for the three months ended September 30, 1996, from $60.7 million (79% of total television revenues) for the three months ended September 30, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from programming (principally related to Mark Goodson Productions and AAFII revenues from certain licensing agreements) which has higher gross profit percentages than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses during the three months ended September 30, 1996 of $3.5 million reflect an increase of $0.3 million over the three months ended September 30, 1995 due to planned increases in the Company's television promotion and research departments. Goodwill amortization of nearly $1.2 million for the three months ended September 30, 1996 increased $0.6 million, as a result of the Mark Goodson Acquisition, from $0.5 million for the three months ended September 30, 1995.

     The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, decreased $3.8 million or 60% to $2.6 million (72% of total recorded music and merchandising revenues) for the three months ended September 30, 1996, from $6.4 million (77% of total recorded music and merchandising revenues) for the three months ended September 30, 1995. The decrease in expenses and improvement in operating margins was due to lower levels of artist advances and recording expenditures during the 1996 period as compared with the 1995 period.

     Operating Income. Total operating income for the Company increased $1.1 million or 9% to $12.6 million for the three months ended September 30, 1996, from $11.5 million for the three months ended September 30, 1995, due to an increase in television operating income offset by increased goodwill amortization, corporate overhead and reduced recorded music and merchandising operating income.

     Television operating income was $14.1 million (after the inclusion of goodwill amortization of $1.2 million and selling, general and administrative expenses of nearly $3.5 million) for the three months ended September 30, 1996, as compared to $12.5 million (after the inclusion of goodwill amortization of $0.5 million and selling, general and administrative expenses of $3.1 million) for the three months ended September 30, 1995. On a pro forma basis, giving effect to the Mark Goodson Acquisition as if it occurred on January 1, 1995, television operating income decreased by $3.8 million or 21% from the year ago period primarily due to the decreases in Baywatch strip syndication revenues discussed above.

     Operating income from recorded music and merchandising operations decreased $0.2 million to a loss of nearly $0.1 million for the three months ended September 30, 1996 (after the inclusion of selling, general and administrative expenses of $1.1 million), from a profit of $0.1 million for the three months ended September 30, 1995 (after the inclusion of selling, general and administrative expenses of $1.8 million). This decrease in recorded music and merchandising operating income was primarily attributable to the lower revenues discussed above.

     Goodwill amortization for the quarter ended September 30, 1996 increased by $0.6 million to nearly $1.2 million, from $0.5 million for the three months ended September 30, 1995, due to the inclusion of amortization in connection with the Mark Goodson Acquisition. The Company expects to report amortization expense of at least $1.2 million on a quarterly basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the Sellers in the Mark Goodson Acquisition and the contingent payments, if any, in connection with the acquisition of Orbis Entertainment Company, Inc. (the "Orbis Acquisition"), or in the event of future acquisitions.

     Foreign Currency Exchange Gain or Loss. The Company recognized a foreign currency exchange loss of $0.1 million for the three months ended September 30, 1996 as compared to a foreign currency exchange gain

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

of $0.1 million for the three months ended September 30, 1995 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of September 30, 1996 and 1995, respectively. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

     Interest Expense. Interest expense, net of capitalized interest ($0.4 million) and interest income ($0.3 million), increased by $0.1 million to $2.0 million for the three months ended September 30, 1996, from $1.9 million, net of interest capitalized ($0.7 million) and interest income ($0.2 million), for the three months ended September 30, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition offset by reduced borrowings as a result of AAFII term loan pay downs and lower corporate and production borrowings. The Company expects that the general trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition, the Orbis Acquisition, continuing production and expansion and the Company's recent issuance of $100.0 million in 10 7/8% Senior Subordinated Notes due 2001 (see "-- Liquidity and Capital Resources").

     Income Taxes. The Company recorded a tax provision for the three months ended September 30, 1996 of $4.4 million and $4.1 million during the three months ended September 30, 1995, representing an effective tax rate of approximately 42%.

     Net Income. The net income of $6.1 million for the three months ended September 30, 1996 compares with net income of $5.6 million for the three months ended September 30, 1995. The variance is attributable to matters discussed above. Earnings per share decreased to $0.51 per primary share and $0.42 per fully diluted share for the three months ended September 30, 1996, as compared to $0.68 per primary share and $0.51 per fully diluted share for the three months ended September 30, 1995, due to an increase in the outstanding number of weighted average common shares and common share equivalents partially offset by the quarter to quarter increase in net income (due to the items discussed above). Such increase in shares is due to the inclusion of the shares issued in connection with the Company's Class B Common Stock offering in December 1995 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the modified treasury method.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 1996 and 1995:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   -------------------
                                                                   1996          1995
                                                                   -----         -----
        Revenues:
          Television.............................................   87.4%         90.3%
          Recorded music and merchandising.......................   12.6           9.7
                                                                   -----         -----
                  Total..........................................  100.0         100.0
        Operating expenses:
          Television.............................................   62.1          71.8
          Recorded music and merchandising.......................    9.2           7.5
          Selling, general and administrative....................   12.6          11.3
          Goodwill amortization..................................    2.2           1.0
                                                                   -----         -----
                  Total..........................................   86.1          91.6
        Other expense, principally interest......................    4.6           4.0
                                                                   -----         -----
        Income before income taxes...............................    9.3%          4.4%
                                                                   =====         =====

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues. The Company's total revenues decreased by $6.0 million or 4% to $154.1 million for the nine months ended September 30, 1996, from $160.2 million for the nine months ended September 30, 1995. Revenues from television operations decreased to $134.7 million (87% of total revenues) for the nine months ended September 30, 1996, from $144.6 million (90% of total revenues) for the nine months ended September 30, 1995. Revenues from recorded music and merchandising increased to $19.4 million (13% of total revenues) for the nine months ended September 30, 1996, from $15.5 million (10% of total revenues) for the nine months ended September 30, 1995.

     Revenues from television operations decreased by $10.0 million or 7% for the nine months ended September 30, 1996, as compared with the nine months ended September 30, 1995. This decrease was due primarily to period to period reductions in Baywatch strip syndication revenues and other television distribution revenues recognized during the nine months ended September 30, 1996. These decreases were partially offset by period to period increases in Mark Goodson Productions and AAFII revenues.

     Baywatch revenues decreased by $22.6 million or 43% to $29.6 million for the nine months ended September 30, 1996 from $52.1 million for the nine months ended September 30, 1995, due to the decline in Baywatch strip syndication revenues. Additionally, certain other television distribution revenues decreased by $10.3 million or 26% to $29.1 million for the nine months ended September 30, 1996, as compared with $39.4 million for the nine months ended September 30, 1995 due to the recognition of revenues from prior first run syndicated programming (Family Feud), the delivery of The Malibu Branch and recognition of a cable sale during the nine months ended September 30, 1995 with no corresponding items in the 1996 period.

     AAFII revenues increased $10.9 million or 21% to $64.0 million for the nine months ended September 30, 1996 from the production and distribution of television programming (primarily game shows) as compared with $53.1 million for the nine months ended September 30, 1995. The German operations contributed $40.1 million (63% of total AAFII revenues) for the nine months ended September 30, 1996, a

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

decrease of $0.3 million from $40.4 million (76% of total AAFII revenues) for the nine months ended September 30, 1995 due to the timing of the delivery of programming. The distribution of programming in France contributed $10.6 million (17% of total AAFII revenues) for the nine months ended September 30, 1996 as compared to $2.1 million (4% of total AAFII revenues) for the nine months ended September 30, 1995 due to an increase in program licenses during 1996. The continued expansion of the distribution of programming in Belgium ($1.7 million in 1996 compared to $0.2 million in 1995) and Spain ($1.9 million in 1996 compared to $0.7 million in 1995) further contributed to the period to period increase in AAFII revenues. Additionally, television revenues were further increased by the recognition (after elimination of intercompany revenues) of $12.0 million in revenues from Mark Goodson Productions (the remaining 50% interest of which was acquired as of January 1, 1996) for the nine months ended September 30, 1996. The Price Is Right contributed revenue of $11.4 million in the 1996 period. On a pro forma basis, revenues from Mark Goodson Productions were comparable with revenues for the year ago period, while total pro forma television revenues declined from the 1995 period for the reasons discussed above.

     Recorded music and merchandising revenues increased by $3.9 million or 25% to $19.4 million for the nine months ended September 30, 1996, from $15.5 million for the nine months ended September 30, 1995. This increase was primarily attributable to the continued higher sales of new releases in the nine months ended September 30, 1996, led by the "platinum" selling new release, Bad Hair Day, by artist "Weird Al" Yankovic, with 1.3 million albums shipped in the period, as compared with the new release (in the third quarter 1995) by Skee-Lo with 0.5 million albums shipped during the nine months ended September 30, 1995.

     Operating Expenses. Total operating expenses decreased by $14.2 million or 10% to $132.6 million for the nine months ended September 30, 1996, from $146.8 million for the nine months ended September 30, 1995, due primarily to decreased costs as a result of the lower revenues discussed above and higher margins on the revenues from Mark Goodson Productions partially offset by increased goodwill amortization attributable to the Mark Goodson acquisition ($1.7 million) and increased selling, general and administrative expenses, including corporate overhead ($1.3 million).

     The Company's television division expenses, before overhead and goodwill amortization, decreased by $19.3 million to $95.7 million (71% of total television revenues) for the nine months ended September 30, 1996, from $115.0 million (79% of total television revenues) for the nine months ended September 30, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from programming (principally related to Mark Goodson Productions) which has a higher gross profit margin than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses of $10.8 million during the nine months ended September 30, 1996 increased by $0.9 million or 10% from $9.8 million the nine months ended September 30, 1995, due primarily to the increase in AAFII expenses of $0.5 million to $4.5 million for the nine months ended September 30, 1996, as compared with $4.0 million for the nine months ended September 30, 1995 reflecting AAFII's planned expansion in existing and new territories and increases in television distribution overhead of $0.4 million from $5.8 million for the nine months ended September 30, 1995 to $6.2 million for the nine months ended September 30, 1996 due to planned increases in the promotion and research departments. Goodwill amortization of $3.4 million for the nine months ended September 30, 1996 increased, as a result of the Mark Goodson Acquisition, by $1.8 million from $1.6 million for the nine months ended September 30, 1995.

     The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $2.0 million or 17% to $14.1 million (73% of total recorded music and merchandising revenues) for the nine months ended September 30, 1996, from $12.1 million (78% of total recorded music and merchandising revenues) for the nine months ended September 30, 1995. The increase was primarily due

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

to costs of $4.9 million incurred in connection with the release of "Weird Al" Yankovic's new album in 1996. The improvement in operating margins was attributable to lower levels of artist advances and recording expenditures in the 1996 period as compared with the 1995 period.

     Corporate overhead increased by $0.9 million or 25% to $4.3 million for the nine months ended September 30, 1996 from $3.4 million for the nine months ended September 30, 1995. This increase is primarily attributable to increased occupancy costs associated with the Company's new corporate headquarters.

     Operating Income. Total operating income for the Company increased $8.2 million or 61% to $21.6 million for the nine months ended September 30, 1996, from $13.4 million for the nine months ended September 30, 1995, due to increased operating margins in television and increases in recorded music and merchandising revenues.

     Operating income from television operations increased $6.7 million or 37% to $24.9 million for the nine months ended September 30, 1996 (after the reduction for goodwill amortization of $3.4 million and selling, general and administrative expenses of $10.8 million), from $18.2 million for the nine months ended September 30, 1995 (after the reduction for goodwill amortization of $1.6 million and selling, general and administrative expenses of $9.8 million). This increase in television operating income was primarily attributable to inclusion of operating income from Mark Goodson Productions of $10.0 million (after the reduction for goodwill amortization of $1.7 million). On a pro forma basis, giving effect to the Mark Goodson Acquisition as if it occurred on January 1, 1995, television operating income decreased by $6.0 million or 19% over the year ago period due to the expected decrease in Baywatch strip syndication revenues discussed above. Goodwill amortization for the nine months ended September 30, 1996 increased by $1.8 million to $3.4 million, from $1.6 million for the nine months ended September 30, 1995, due to the inclusion of amortization in connection with the Mark Goodson Acquisition of $1.7 million for nine months in 1996 as compared with no comparable amount in the 1995 period.

     Recorded music and merchandising operations recognized operating income of $1.0 million (after the reduction for selling, general and administrative expenses of $4.3 million) for the nine months ended September 30, 1996, as compared to an operating loss of $1.4 million (after the reduction for selling, general and administrative expenses of $4.8 million) for the nine months ended September 30, 1995. Such increase in operating income was primarily attributable to increased revenues as discussed above.

     Foreign Currency Exchange Gain or Loss. The Company recognized a foreign currency exchange loss of $0.1 million for the nine months ended September 30, 1996, as compared to a foreign currency exchange gain of $0.2 million for the nine months ended September 30, 1995, resulting from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of September 30, 1996 and 1995. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future.

     Interest Expense. Interest expense, net of interest capitalized ($0.7 million) and interest income ($1.1 million), increased $0.5 million to $7.1 million for the nine months ended September 30, 1996, from $6.6 million, net of interest capitalized ($1.0 million) and interest income ($0.3 million), for the nine months ended September 30, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition offset by reduced borrowings as a result of AAFII term loan pay downs and lower corporate and production borrowings.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

     Income Taxes. The Company recorded a tax provision of $6.0 million for the nine months ended September 30, 1996 and $2.9 million for the nine months ended September 30, 1995, representing an effective tax rate of approximately 42%.

     Net Income. The net income of $8.3 million for the nine months ended September 30, 1996 compares with net income of $4.1 million for the nine months ended September 30, 1995. The variance is attributable to matters discussed above. Earnings per share increased to $0.70 per primary share and $0.61 per fully diluted share for the nine months ended September 30, 1996, as compared to $0.50 per primary share and $0.44 per fully diluted share for the nine months ended September 30, 1995, due to the increase in net income (attributable to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase in shares is due to the inclusion of the shares issued in connection with the Company's Class B Common Stock offering in December 1995 as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the modified treasury method.

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

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155.0 million, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. Prior to amending and restating its credit facility agreement, using a portion of the proceeds from the Senior Notes (as defined below) issuance, the Company paid down amounts outstanding under the then existing bank facilities (the "Former Credit Facility"). In connection with the amendment and restatement, the Company initially utilized $30.0 million of the Restructured Credit Facility: (i) to pay Interpublic $15.4 million (including accrued interest); (ii) to repurchase $10.0 million a portion of certain outstanding Convertible Notes (as defined below); (iii) to pay closing fees of $2.5 million in connection with the amendment and restatement and (iv) $2.1 million for production and general corporate purposes. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, either: (i) LIBOR plus 1 1/2% (6.88% as of November 8, 1996); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (8 3/4% as of November 8, 1996), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of November 8, 1996, the Company had outstanding borrowings of $30.0 million under the Restructured Credit Facility with $103.5 million available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets,

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before funding of each season of the respective series, and such conditions had been previously met for the 1996/1997 broadcast season of Baywatch, Baywatch Nights and The Adventures of Sinbad. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to All American Communications, Inc. or as "Foreign Loans" to All American Netherlands BV (a foreign subsidiary presently being formed by the Company), subject to borrowing base availability. Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility Agreement.

     On October 11, 1996, the Company issued $100.0 million of 10 7/8% Senior, Subordinated Notes due 2001 ("Senior Notes") in a private placement offering to Goldman, Sachs & Co. and Chase Securities, Inc. (the "Initial Purchasers"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semiannually each April 15 and October 15 (commencing April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totalled approximately $96.0 million. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

     The Indenture imposes certain covenants and conditions upon the Company, including but not limited to restrictions or limits on making certain payments or investments, limits on certain transactions, limits on liens, limits on merger, consolidation and sale of assets, limits on senior subordinated debt, limits on business activities and change of control provisions. In the event (a "Sale Transaction Triggering Event") the Company enters into a letter of intent or makes a public announcement during the first 18 months after October 4, 1996 with respect to the sale of all of the Company's capital stock (whether by merger, consolidation or otherwise), or all or substantially all of the Company's assets (a "Sale Transaction"), the Company may, subsequent to the closing of such Sale Transaction, redeem up to $100.0 million in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, provided that the Sale Transaction closes within 120 days after the date of such letter of intent or public announcement and, provided further, that notice of such redemption shall be given within 30 days of the date of the closing of such Sale Transaction. In addition, during the first 18 months after October 4, 1996, the Company may redeem up to $35.0 million in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of a public offering of common stock of the Company, provided that at least $65.0 million in aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption and, provided further, that notice of such redemption shall be given within 30 days of the date of the closing of such public offering. Following a Change of Control (as defined in the Indenture), the Company will be required to offer to purchase all or any part of the Senior Notes tendered at the option of the holders thereof at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

     In connection with the private placement offering, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") with the Initial Purchasers, granting certain exchange registration rights to the holders of the Original Notes (as defined in the Registration Rights Agreement). On October 28, 1996 the Company filed a Form S-4 Registration Statement pursuant to its obligations under the Registration Rights Agreement. On November 12, 1996 the Company amended such Form S-4, which

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

registration statement, as amended, was declared effective by the Securities and Exchange Commission on such date.

     In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") in the aggregate principal amount of $60.0 million. Through September 30, 1996 Convertible Notes with principal amounts totaling $3.8 million have been converted into the Company's Common Stock. Through November 8, 1996, the Company has repurchased and effectively retired $20.7 million principal amount of the Convertible Notes. On October 25, 1996, the Company notified the Fiscal Agent of the Convertible Notes of its intention to redeem the Convertible Notes in full on November 27, 1996 at 104.643% of par. As of November 8, 1996, there were Convertible Notes of $35.5 million principal amount outstanding. The maximum payment, including redemption premium and accrued interest, expected to be made on November 27, 1996 is approximately $37.5 million, subject to reduction for Convertible Note holders who convert their holdings to Common Stock at the rate of 86.957 shares per $1,000 principal amount of Convertible Notes prior to November 27, 1996.

     In October 1995, the Company and The Interpublic Group of Companies ("Interpublic") each acquired an undivided 50% interest in substantially all of the assets (excluding assets relating to the lottery business) and assumed certain specified liabilities (the "MG Acquisition") of Mark Goodson Productions, L.P. and The Child's Play Company (collectively, the "Sellers"). The Sellers were not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired ("Mark Goodson Productions") consisted of a cash payment of $25.0 million, transaction costs of $0.8 million, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The contingent purchase price, in total, is limited to $48.5 million if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent it is earned within the first ten years following October 6, 1995. At the end of ten years, no additional contingent purchase price accrues.

     In January 1996, the Company acquired from Interpublic the remaining 50% interest of Mark Goodson Productions for: (i) $12.5 million plus accrued interest thereon at a rate of 7% per annum from January 1, 1996 to the closing date, as defined (the "Closing Date"); (ii) the issuance of a subordinated note in the amount of $12.5 million due 12 months from the Closing Date plus accrued interest thereon at a rate of 7% per annum from January 1, 1996; and (iii) the issuance of a subordinated note in the amount of $2.8 million, yielding interest at the rate of 7% per annum from January 1, 1996, and representing Interpublic's 50% share of the LLC's earnings through December 31, 1995, as defined, with $0.7 million due and paid 30 days from the Closing Date and the balance due 30 days after maturity of a tranche of the Former Credit Facility. The remaining amounts due ($12.5 million plus accrued interest and $2.1 million plus accrued interest) were paid October 28, 1996 with the initial borrowings under the Restructured Credit Facility.

     Through September 30, 1996, the Company has recorded contingent purchase price totaling $7.1 million (excluding Interpublic's share through December 31, 1995 of $0.9 million).

     In December 1995, the Company sold 3.2 million newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The Class B Common Stock is identical to the Company's Common Stock, except that the Class B Common Stock is non-voting (other than as required by law). The Class B Common Stock is convertible into Common Stock in the event of certain "Changes in Control" (as defined). Net proceeds from the Stock Offering totaled $30.5 million after deducting the underwriters' discount of $2.4 million and offering expenses of $1.2 million. In July 1996, at the Company's Annual Meeting of Stockholders, the stockholders voted to amend the Company's Restated Certificate of

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

Incorporation to permit holders of Common Stock to convert Common Stock into Class B Common Stock on a one for one basis at the holders' option. This amendment and the ability of Common Stockholders to convert Common Stock into Class B Common Stock are subject to NASDAQ approval of the proposed amendment to the Restated Certificate of Incorporation. Subsequent to September 30, 1996, the Company repurchased on the open market, 528,200 shares of its Class B Common Stock for approximately $5.0 million.

     During the nine months ended September 30, 1996, the Company generated cash of $29.8 million from its operations, compared with the use of $16.2 million for the nine months ended September 30, 1995. This positive cash flow from operations was due primarily to the net collection of accounts receivable of $27.4 million during the nine months ended September 30, 1996. The Company used $20.4 million in investing activities during the nine months ended September 30, 1996, primarily in connection with the Mark Goodson Acquisition. The Company experienced a net increase in cash flow from financing activities of $0.8 million during the first nine months of 1996, primarily due to an increase in borrowings in connection with the Mark Goodson Acquisition and the Company's production and development spending (including Baywatch, Baywatch Nights and The Adventures of Sinbad), offset by net reductions of the Company's production and working capital loans. While cash flows were positive in the first nine months of 1996, the Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, from the Restructured Credit Facility or from outside sources.

     As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, the continued release of recorded music requiring related marketing, promotion and recording expenses and the redemption of the Convertible Notes. The expanded production of television programming for the 1996/1997 broadcast season is expected to require the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital, together with anticipated cash flow from operations and other available funding sources, including the Restructured Credit Facility, subject to its continued availability, will be sufficient to meet its working capital needs for at least the next twelve months.

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

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

     The Company has reached an agreement with Atlantis Releasing B.V. ("Atlantis") whereby Atlantis will produce a minimum of 13 and a maximum of 22 one-hour live action episodes of a new series entitled The Adventures of Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing the majority (approximately $0.7 million per episode) of the approximately $0.9 million per episode production budget, the Company will retain exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company has an annual option, exercisable on or before February 15 of each of the initial three potential broadcast seasons, to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, such right to produce the series reverts to the Company. As of November 4, 1996, the Company has spent approximately $8.8 million towards the production of The Adventures of Sinbad for the 1996/1997 broadcast season. The total commitment of up to approximately $15.3 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility; (ii) cash payments by international sub-licensees; and (iii) working capital, pending receipt of license fees. Through November 4, 1996, The Adventures of Sinbad has been cleared in more than 90% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $8.2 million payable in installments based on the commencement of production and delivery of each episode of the series.

     The Company has commenced production on 22 episodes of Baywatch for the 1996/1997 broadcast season. As of November 4, 1996, the Company has spent approximately $19.5 million towards the production of 22 episodes for the 1996/1997 broadcast season. The total production budget of approximately $22.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility;
(ii) cash payments by The Fremantle Corporation (an unaffiliated company); and
(iii) working capital, pending receipt of license fees. Through November 4, 1996, Baywatch has been cleared in more than 97% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for $14.8 million payable in installments based on the commencement of production and delivery of each episode of the series.

     Through November 4, 1996, the Company has spent approximately $8.6 million and completed principal photography on nine episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $20.0 million for the 1996/1997 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility;
(ii) cash payments received from international sub-licensees; and (iii) working capital, pending receipt of license fees. Through November 4, 1996, Baywatch Nights has been cleared in more than 92% of the domestic television market for the 1996/1997 broadcast season and has been licensed to international licensees for amounts totaling in excess of $10.7 million payable in installments based on the commencement of production and delivery of each episode of the series.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

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

     The Company currently has a roster of 12 active recording artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Such growth has required the Company to fund artist advances and recording costs. Artist advances, recording costs and other overhead and marketing expenses are funded with cash flows from operations and by the Company's working capital credit facility.

     Minimum contractual commitments to existing artists totaled approximately $0.4 million at September 16, 1996, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

  Inflation

     The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principal resolving all of their various disputes, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

     On or about August 19, 1996, the Company's subsidiary, Mark Goodson Productions, LLC ("Goodson"), filed an arbitration claim against Grundy International Operations Limited ("Grundy"), with the American Arbitration Association in New York, Case No. 13 T 153 00742 96. Goodson is the successor-in-interest under a license agreement (the "Agreement") with Grundy whereby Goodson's predecessor licensed to Grundy the rights in certain territories to various television game shows and game show formats. The initial term of the Agreement expired on June 28, 1996, subject to a contractual provision in the Agreement requiring the parties to negotiate in good faith about a possible two year extension of the Agreement during the six months prior to such expiration date. No such extension was agreed upon by the parties during such period. Moreover, Goodson has declared a default in connection with Grundy entering into various license agreements without obtaining Goodson's prior consultation and approval as required under the Agreement. Goodson is seeking a declaration of rights, an accounting of all monies received by Grundy under licenses and all other appropriate relief.

     In contrast, Grundy alleges in its counterclaims that Goodson, in order to avoid the Agreement's provisions granting to Grundy a right of first refusal following expiration of the Agreement and the right to complete licenses entered into prior to such expiration, wrongfully attempted to terminate the Agreement by (i) misapplying its provisions permitting Goodson a right of approval over Grundy's licenses; (ii) unreasonably withholding approval (if required) with respect to Grundy's proposed transactions; and (iii) refusing to negotiate an extension of the Agreement in good faith as required by the Agreement. Grundy seeks an award of damages in an unstated amount; an award extending and renewing the Agreement; an order compelling Goodson to perform under the Agreement and to account to Grundy (including but not limited to the payment to Grundy of AUS$84,666); a declaration of tortious interference by Goodson with Grundy's contracts and prospective economic relations and an award of damages therefore in an unstated amount; a declaration that Goodson owes Grundy compensation in quantum meruit to the extent that Goodson has been unjustly enriched; and for such other relief as may be proper. Goodson intends to answer the counterclaims, denying Grundy's allegations and asserting Goodson's own affirmative defenses. While Goodson intends to vigorously prosecute the arbitration, there is no assurance that Goodson will ultimately prevail in this matter.

     The Company is party to certain other legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on July 16, 1996, at which time the following matters were considered, voted on and approved by the vote of the Company's stockholders set forth below:

     1. The election of Class II and Class III directors (two classes being voted on since the Company did not hold a meeting of stockholders in
        1995):

                        ELECTION OF CLASS II DIRECTORS:

                                                               FOR        WITHHOLD
                                                            ---------     --------
        Anthony J. Scotti.................................  4,347,703        125
        Thomas Bradshaw...................................  4,347,703        125
        Myron Roth........................................  4,347,703        125
        R. Timothy O'Donnell..............................  4,347,703        125

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

                        ELECTION OF CLASS III DIRECTORS:

                                                               FOR        WITHHOLD
                                                            ---------     --------
        Sydney Vinnedge...................................  4,347,703        125
        Gordon Luce.......................................  4,347,703        125
        Lawrence Lamattina................................  4,347,703        125

     The continuing Class I Directors are Benjamin J. Scotti, David A. Mount and Eugene P. Beard with terms expiring at the 1997 Annual Meeting of Stockholders.

     2. To approve an amendment to the Company's Restated Certificate of Incorporation to enable holders of Company's Common Stock to convert each share of Common Stock held by such holder into one share of Class B Common Stock:

   FOR        AGAINST     ABSTAIN
----------    --------    --------
4,347,528        75         225

     3. To ratify an amendment to the Company's 1994 Stock Incentive Plan, including an authorization of awards in either Common Stock or Class B Common Stock and an increase of 2,250,000 shares of Common Stock or Class B Common Stock reserved for issuance:

   FOR        AGAINST     ABSTAIN
----------    --------    --------
4,347,228       475         125

     4. To approve a certain award granted to Anthony J. Scotti under the 1994 Stock Incentive Plan:

   FOR        AGAINST     ABSTAIN
----------    --------    --------
3,716,908       795       630,125

     5. To approve awards granted to certain other executive officers, directors and employees of the Company under the 1994 Stock Incentive Plan:

   FOR        AGAINST     ABSTAIN
----------    --------    --------
4,347,228       475         125

     6. To approve the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996:

   FOR        AGAINST     ABSTAIN
----------    --------    --------
4,347,328        75         425

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.7(A)  Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of April 13, 1995 as amended and restated as of October 23, 1996
                 (incorporated by reference to Exhibit 10.7 (A) to the Company's Current
                 Report on Form 8-K filed on November 5, 1996)
        11 and   Statement re: Computation of Per Share Earnings
        11-1
        27       Financial Data Schedule

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

     (b) Reports on Form 8-K

          Current report on Form 8-K, filed August 6, 1996, regarding the acquisition of Orbis Entertainment Company, Inc.

          Current report on Form 8-K, filed September 25, 1996, press release announcing the Company's Stock Repurchase Program and Proposed Refinancing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALL AMERICAN COMMUNICATIONS, INC.

Date: November 14, 1996               By  /s/  Anthony J. Scotti
                                          ------------------------------
                                          Anthony J. Scotti,
                                          Chief Executive Officer

Date: November 14, 1996               By  /s/  Thomas Bradshaw
                                          ------------------------------
                                          Thomas Bradshaw,
                                          Chief Financial Officer and Treasurer
                                          (Principal financial officer and
                                           principal accounting officer)