Form 10-K
period 1996-12-31
ALL AMERICAN COMMUNICATIONS INC
filed 1997-03-28
CIK 783265

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1996,
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-14333

                       ALL AMERICAN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     95-3803222
      STATE OF OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
            808 WILSHIRE BOULEVARD                              90401-1810
           SANTA MONICA, CALIFORNIA                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 656-1100
                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                        Common Stock, $0.0001 par value
                    Common Stock, Class B, $0.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $36,000,000 based upon the closing price of the Common Stock on March 10, 1997. As of March 10, 1997, there were 6,903,713 shares of Common Stock, and 5,191,800 shares of Common Stock, Class B outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the definitive Proxy Statement of the registrant to be filed with the Commission not later than April 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

Total number of pages                            Exhibit Index begins on page
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), All American Entertainment, Inc. -- formerly Scotti Brothers Entertainment Industries, Inc. ("AAEI" or "SBEI"), All American Fremantle International, Inc. ("AAFI"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG"), All American Orbis, Inc. ("AAO"), All American Consumer Merchandising Group, Inc. ("AACM") and All American Netherlands B.V. ("AAN") (and together with their respective direct or indirect wholly-owned subsidiaries collectively, the "Company" or "All American"), is a diversified worldwide entertainment company with operations in television and recorded music production and distribution. The Company is a leading independent producer and distributor of television programming and believes that it is the largest supplier of game show programming in multiple formats and languages worldwide. The Company's programming includes the Baywatch franchise and over 60 game show formats and other television programming created by the Company's subsidiary Mark Goodson Productions, LLC, including The Price Is Right, the longest running game show in the United States. The Company distributes or owns television programming consisting of 32 series, approximately 30,000 game show episodes, 145 motion pictures and a library of children's programming, documentaries and specials. Additionally, the Company has operated as an independent producer of recorded music since 1981.

     All American is a global provider of quality television programming. Management believes that ownership of its programming combined with its global production and worldwide distribution capabilities provide important long-term competitive advantages. Opportunistic acquisitions and internal development efforts are expected to remain important elements in the Company's growth strategy.

     Management believes that the Company is well positioned to take advantage of current trends in the television industry and that recent regulatory changes, local content requirement, and the proliferation of distribution channels via satellite and cable television will increase the demand for programming content.

     The Company's principal executive offices are located at 808 Wilshire Boulevard, Santa Monica, California 90401-1810, and its telephone number is
(310) 656-1100.

TELEVISION OPERATIONS

     The Television Industry

     The television industry may be broadly divided into three major segments:
(i) production, involving the development, financing and making of television shows; (ii) distribution, involving the promotion and exploitation of completed television shows; and (iii) exhibition, involving the airing or broadcast of programming over network affiliated stations, independent stations and cable or satellite television. The U.S. television market is the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. Expanding international television broadcast, cable and satellite delivery systems offer further opportunities for the exploitation of television programming.

     Domestic Market. The U.S. market for television programming is primarily composed of four submarkets: (i) the broadcast television networks (ABC, CBS, NBC, FOX and emerging networks consisting of UPN and WB); (ii) pay cable services (such as HBO, The Disney Channel and Showtime/The Movie Channel, Inc.);
(iii) basic cable services (such as USA Networks, The Discovery Channel, The Arts & Entertainment Network, Lifetime, The Family Channel and Turner Broadcasting Network); and (iv) independent broadcast television stations (not affiliated with the television networks). The U.S. television market currently is dominated by the three major networks, each of which has approximately 200 affiliated stations and the FOX network, which has approximately 170 affiliated stations. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant television markets in the

United States. There are also a significant number of independent commercial television stations in the United States. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station. Cable services generally are classified as being in one of four categories: telephone delivery (e.g., Disney TeleVentures' arrangement with four phone companies to deliver programming over telephone lines); superstations (e.g., Turner Broadcasting Network); pay cable services (e.g., HBO); and basic cable networks (advertiser-supported, e.g., The Discovery Channel). The most successful cable networks reach more than 60% of U.S. television households. Recently developed digital compression technology combined with fiber optics or small-sized satellite dishes may permit cable companies, telephone companies or direct broadcast satellite systems to expand the domestic television market up to 500 or more channels.

     Domestic Syndication. Independent television stations, during both prime time hours (primarily 8:00 P.M. to 11:00 P.M. in the Eastern and Pacific time zones and 7:00 P.M. to 10:00 P.M. in the Central and Mountain time zones) and non-prime time hours, telecast self-produced programming, off-network programming (reruns) or first-run programming from independent producers or "syndicators." In non-prime time, network affiliates telecast network programming, off-network programming, first-run programming (programming produced for distribution on a syndicated basis), and local programming produced by the local stations themselves. In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale to advertisers ("barter"), or for a combination of cash and barter. In general, the Company receives revenues from program license fees paid by broadcasters and/or by selling advertising time for programs distributed on a barter basis.

     Barter syndication is the process whereby a syndicator obtains agreements from television stations to broadcast a program in certain agreed upon time periods ("clearances"), retains advertising time in the program in lieu of receiving a cash license fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U.S. television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory through advertising agencies to sponsors desiring national coverage (including, but not limited to, Procter & Gamble, Bristol Myers-Squibb, MCI, Smith-Kline Beecham, Kellogg Company, Nestle and RJR Nabisco). The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater.

     International Markets. The number of outlets for television programming outside the United States has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. Over the last ten years, European governments have privatized television systems in several countries, including Germany, Italy, France and Spain. The Company believes that privatized systems are more likely to broadcast U.S. programming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems also are developing in other geographic areas, including many Asian and South American countries. In international markets, suppliers of programming may be subject to local content and quota requirements which prohibit or limit the amount of U.S. programming in particular markets.

     Domestic Television Production

     In May 1991, the Company acquired the rights to produce the weekly action drama series Baywatch, starring David Hasselhoff. Baywatch is currently one of the highest rated one hour series in first-run syndication in the United States. In December 1991, the Company also acquired the domestic rights to distribute the original episodes on a strip basis (i.e., Monday through Friday). The original 23 episodes were produced by a third party and aired on the NBC network during the 1989/1990 broadcast season. Broadcast of the Baywatch episodes produced by the Company commenced in the United States in September 1991. Since it began producing Baywatch for the 1991/1992 broadcast season, the Company has produced and delivered an aggregate of 132 episodes of Baywatch through the 1996/1997 broadcast season. Additionally, the Company intends to produce 22 episodes of Baywatch for the 1997/1998 broadcast season for a production budget of approximately $1.1 million per episode. The total production budget is expected to be funded primarily through a combination of:
(i) barter advertiser sales; (ii) cash payments from an international licensee; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales. During 1996, the Company also produced the second season of Baywatch Nights, a spinoff of Baywatch.

     The Company and Atlantis Releasing B.V. ("Atlantis") produced 22 one-hour live action episodes of a new series entitled The Adventures of Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company has an annual option to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons, exercisable on or before February 15 of each such subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company has exercised its option to cause Atlantis to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. The Company's share of the total production budget (approximately $0.7 million of the expected $0.9 million per episode) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund these productions through a combination of the advertiser sales and international sales.

     The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $7.5 million. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3.5 million, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

     The Company has an option to enter into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day a week talk show program for the 1997/1998 broadcast season entitled the Arthel/Fred Talk Show. The estimated production budget will be approximately $0.3 million per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through the advertiser sales.

     In July 1995, the Company entered into an arrangement with The Gerber Company ("TGC") pursuant to which the services of TGC are provided to the Company's television development and production operations for a two-year term through August 1997, subject to a one year renewal option in favor of the Company. Pursuant to this arrangement, David Gerber renders exclusive services to the Company, subject only to his involvement with certain pre-existing projects. Mr. Gerber, formerly a senior executive of both Columbia Pictures Television and MGM Television, has assumed the position of President of AATP. Mr. Gerber is responsible for developing programming for both network television and, to a lesser extent, first-run syndication. While head of television programming at a major studio, Mr. Gerber was responsible for television projects such as thirtysomething and In The Heat of the Night. Mr. Gerber is currently developing movies-for-television and episodic series for potential network, first-run syndication and cable exhibition. The Company presently has a network commitment in connection with, and has completed principal photography on, a movie-of-the-week entitled On The Line, starring Linda Hamilton. There is no assurance that the Company will be successful in its efforts to fully fund this production through a combination of the network license fee and international sales.

     Domestic Television Distribution

     In addition to producing Baywatch, the Company distributes the show domestically to independent broadcast stations. The 1997/1998 broadcast season will represent the seventh consecutive season for which the Company has produced and domestically distributed the show and the eighth season of the series. Through March 10, 1997, Baywatch had been licensed for the 1996/1997 broadcast season to television stations covering more than 97% of the U.S. television market.

     In addition to producing Baywatch Nights for the 1996/1997 broadcast season, the Company is distributing the show domestically and internationally. The Company has entered into a sublicensing agreement for the distribution of the show throughout Continental Europe. As of March 10, 1997, Baywatch Nights had been licensed for the 1996/1997 broadcast season to television stations covering more than 93% of the U.S. television market.

     Through March 10, 1997, The Adventures of Sinbad had been licensed for the 1996/1997 broadcast season to television stations covering more than 90% of the U.S. television market, including an agreement with the Tribune Entertainment Company ("Tribune") whereby Tribune agreed to clear The Adventures of Sinbad on its owned and operated television stations, including those in New York, Los Angeles, Chicago, Philadelphia and Houston, representing more than 35% of the U.S. television market. In consideration for clearing The Adventures of Sinbad on its stations, Tribune retains the right to sell the national advertising time in each weekly telecast of The Adventures of Sinbad for a specified fee.

     During 1995, the Company launched a domestic rerun ("strip") syndication package of 111 previously aired Baywatch episodes for broadcast during the 1995/1996 and 1996/1997 broadcast seasons ending September 1997 (at which time such episodes are licensed to USA Networks pursuant to the license described below). Domestic rerun syndication typically involves the exhibition of programming five days a week on local television stations and/or cable services after first-run exhibition. Typically, to be successful in rerun syndication, a television series must have at least 66 episodes (the equivalent of three full television seasons). Through March 10, 1997, the rerun syndication package had been licensed to television stations covering more than 93% of the U.S. television market on a cash and barter basis.

     In May 1995, the Company entered into an exclusive license agreement with USA Networks in regard to the licensing of 110 episodes of Baywatch, 22 episodes of Sirens and 22 episodes of Acapulco H.E.A.T. The license agreement is exclusive in the United States, its territories and possessions (including Puerto Rico) over all forms of transmission by all means (including, without limitation, free over-the-air broadcasts, basic and pay cable, or via video on demand), other than by continuous first-run syndication and other than the rerun strip syndication of the first episodes of Baywatch during the period commencing June 26, 1995 through September 19, 1997. The initial term of the license agreement has already commenced for certain series and will commence in September 1997 for Baywatch, with a common termination date of September 2000 for such series. Revenue has been and will be recognized on commencement of the license period for each show. The minimum license fee aggregates $30.6 million, payable in 36 equal monthly installments of approximately $0.9 million commencing September 1997 through August 2000. The license agreement also provides that if Baywatch is produced for first-run syndication during the 1997/1998 broadcast season and certain conditions concerning the availability of the leading performers (including David Hasselhoff who is currently in negotiations with the Company for the 1997/1998 broadcast season) of the series are met (or waived by USA Networks), USA Networks is obligated to extend the license to include such broadcast seasons, and the minimum license fee is increased by specified amounts. Upon production of Baywatch for the 1997/1998 broadcast season, the license fee would be increased by approximately $3.1 million. USA Networks also has certain options to extend the term of the license for up to four years for additional specified consideration.

GAME SHOWS

     The Company believes that it is the largest supplier of game show programming in multiple formats and languages worldwide.

     The Company has substantially expanded and diversified its television operations in the past two years through the acquisitions of Mark Goodson Productions ("Goodson"), the producer and worldwide copyright owner and licensor of many of the most successful game show formats ever developed, including The Price Is Right, Family Feud, Match Game, What's My Line and Password; and Fremantle International, Inc., which pioneered the international production of American television game show formats in local versions and languages, both for Goodson shows and shows developed by other producers such as Let's Make a Deal and The Dating Game. These two acquisitions represent an aggregate investment by the Company of over $100.0 million in total consideration plus, in the case of the Mark Goodson Acquisition, a contingent earn-out of up to an additional $48.5 million based on a portion of domestic net profits in the five-year period ending October 2000. The earn-out period is subject to extension for an additional five years if total earn-out payments do not equal $48.5 million, in which case the earn-out shall be payable in neither a minimum nor a maximum amount.

     The Company's current game show line-up consists of The Price Is Right, in its 25th consecutive season on CBS, as well as local versions, in certain cases renewed for multi-year periods, of The Price Is Right and Family Feud in Germany and France. The Company has over 17,000 broadcast hours of rerun game show programming produced by Mark Goodson Productions which are licensed to The Sony Game Show Channel (the "Channel") through October 1997 when such licensing rights revert to the Company. Additionally, the Company has recently acquired the worldwide rights to the game show format Press Your Luck. The Company has also recently expanded into the production and distribution of local versions of U.S. style talk-shows in Europe through its acquisition of Orbis Entertainment Company, Inc.

     Copyright Ownership of Game Show Formats

     By way of the Mark Goodson Acquisition, the Company acquired the formats to some of the historically most popular game shows. Since 1946, Goodson has produced approximately 30,000 episodes of television programming, totaling over 17,000 broadcast hours. Goodson was the creator of and, pursuant to the Mark Goodson Acquisition, has transferred ownership rights to its popular game show formats to the Company. The game show formats owned by the Company include:

 Beat the Clock         Get the Message         Password Plus       That's My Line

 Blockbusters           He Said, She Said       Play Your Hunch     The Better Sex

 Body Language          Hit the Jackpot         Press Your Luck     The Match Game

 By Popular Demand      It's News To Me         Rate Your Mate      The Name's The Same

 Call My Bluff!         Judge For Yourself      Say When!           The Price Is Right

 Card Sharks            Make The Connection     Showoffs            To Tell The Truth

 Child's Play           Mindreaders             Snap Judgment       Trivia Trap

                                                Split
 Choose Up Sides        Missing Links           Personality         Two For The Money

 Double Dare            Now You See It          Spin To Win         Winner Take All

 Family Feud            Number Please           Super Password      What's My Line?

 New Family Feud        Password                Tattletales         What's Going On

     International Production and Distribution

     Through All American Fremantle International, Inc. ("AAFI"), the Company currently distributes, and, in some cases, locally produces game shows throughout Europe, Asia, Australia and South America. The Company believes that it is one of the world's largest suppliers of television game shows outside of the United States, producing and distributing more than 90 game shows in 29 countries. The Company's programming outside the United States has expanded to include the distribution of the Mark Goodson Productions game show formats which it owns, as well as other shows, including Let's Make A Deal, The $25,000 Pyramid and The Dating Game. AAFI has become one of the leading producers of daytime entertainment in Germany, with three shows (including The Price Is Right and Family Feud) airing on the RTL broadcast network and an additional three shows broadcast on SAT 1. AAFI's franchise is also strong in the United Kingdom and France, and the Company has operations, or is expanding its presence, into the Netherlands, Greece, India, Asia and Australia.

     The Company distributes and, in some cases, produces game shows pursuant to licensing contracts ("producer contracts") with various producers who control the rights to specific game show formats. The Company licenses the right to create and/or distribute game shows on a local basis in various international territories to terrestrial as well as satellite broadcasters using the successful U.S. formats. Thus, for example, the Company produces German language versions of The Price Is Right, known as Der Press Ist Heiss. The Company licenses the right to produce The Price Is Right in France, where it is known as Le Juste Prix, and Spain, where the show is called El Precio Justo. The rights derived from the producer contracts are sub-licensed to broadcast outlets in mostly Western European territories ("sub-license contracts") with major television exhibitors. These sub-license contracts have terms which generally range from one to three years with renewal options. While the sublicense contracts are generally of a short term nature, the risk of their non-renewal is, as historically determined, largely a function of ratings performance. In a number of cases, the Company's programs are among the top rated programs in their time slots and markets. There is no assurance that the Company can continue to achieve the ratings necessary to cause the programs to be renewed or that the programs will, in fact, be renewed. The third party producer contracts generally include "tail" provisions or are subject to a course of dealing which allow AAFI or the Company to retain distribution rights after the expiration of the original term of the contract (except in certain circumstances where there is a specific outside term) on stations in those territories in which the show is already being broadcast. In such a case, the Company would not have the right to sell the show into new territories unless a new contract was negotiated, thereby limiting certain growth opportunities.

     The development of strong international distribution capabilities has complemented the Company's existing production business. For example, the Company is distributing Baywatch Nights and The Adventures of Sinbad in both the domestic and international marketplace. AAFI's management is broadly experienced in the various facets of international television production and distribution, and it has strong links with the advertising community.

     U.S. Production and Distribution

     Currently, the Company's only game show in initial exhibition is The Price Is Right, in its 25th consecutive season, hosted by Bob Barker and exhibited on the CBS network as a day-time program. The network has extended the series for a period of 52 additional weeks through the 1997/1998 broadcast season and has three annual renewal options, preceding the ensuing broadcast season (exercisable on or prior to March 1), to further extend the term of the series. Concurrently, the Company has extended its contract with Bob Barker for a period of 52 additional weeks through the 1997/1998 broadcast season and has three annual renewal options to further extend such contract. The network has reserved the right, in the event of the unavailability of Bob Barker to serve as host for any reason or cause, to retroactively convert the then term of the series to a 26 week period for the cycle then in progress. In such event, the network has the right of approval with respect to a replacement for Bob Barker and the commitment of a minimum of 26 additional weeks of new programs.

     The Company is also developing updated versions of three other Goodson game show formats for possible network exhibition or first-run syndication In addition to developing new game show programming, the Company is exploiting its library of tapes of previous Goodson game show episodes. This library, which includes over 17,000 broadcast hours of programming and approximately 30,000 episodes, is one of the largest game show libraries in the world. Goodson has maintained high-quality tapes covering a substantial proportion of its production. Prior to the Mark Goodson Acquisition, Goodson entered into a license agreement with the Sony Game Show Channel, which license was assigned to the Company as part of such acquisition. The Channel is a cable service dedicated to the broadcast of game show material. For existing episodes, the Goodson license to the Channel provides for certain exclusivity rights in the United States and Canada in favor of the Channel other than for standard broadcast television. The license also covers new episodes produced by third parties under format licenses. For certain other new game show series, the Channel has certain first negotiation rights for cable exploitation. The term of the license expires on October 11, 1997 unless extended or renewed. There is no assurance that the Company will be successful in its efforts to exploit its game show formats or create new game show formats. See "-- Acquisitions" for a description of the Mark Goodson Acquisition.

     International Production and Distribution of Talk Shows

     Through its acquisition of Orbis Entertainment Company, Inc., the Company is seeking to expand the international game show franchise established by AAFI into the talk show area, specifically by creating local versions of U.S. style talk shows and other programming in local languages abroad. For certain talk shows, Procter & Gamble France, SNC retains exclusivity provisions within certain territories subject to the satisfaction of certain contractual thresholds. See "-- Acquisitions." The Company has entered into a distribution agreement with SAT 1 in Germany for the distribution of a weekly, one-hour, reality show for the 1997/1998 broadcast season. The estimated budget for this program is approximately $9.5 million. While the license fee for the program is in excess of the estimated budget, there is no assurance that the license fee will cover the actual costs of production.

LIBRARY

     The Company has been building an extensive library of television programming to support its distribution activities. The Company currently distributes, represents or owns participation interests in 145 motion pictures, 32 television series, a variety of children's programming and live event specials. The Company distributes All American Feature Theatre, a package of feature length motion pictures acquired by the Company in separate agreements with third party producers or distributors. The Company also distributes other programming, including documentary series. In addition, the Company acquired certain programming rights from Blair Entertainment Corporation and John Blair Communications, Inc. in June 1992, including distribution rights to previously aired episodes of Divorce Court.

     The Company distributes children's television programming consisting of both television series and animated feature films, including Heathcliff and Inspector Gadget. In February 1993, the Company entered into a long term (through 2004) sublicense agreement with The Family Channel for the animated series Heathcliff for the domestic cable and syndication markets.

     The distribution terms and rights vary as to media and geographic area for each program, but are generally for representation or distribution throughout the United States except for the game shows, which are for distribution both domestically and internationally. Extension of terms may be available in certain cases if the Company meets pre-defined performance standards. The Company intends to seek extensions of the distribution periods for these properties on satisfactory economic terms, although there is no assurance that the Company will be able to do so. The table below sets forth certain of these properties as of March 10, 1997:

SERIES Baywatch, Baywatch Nights, Acapulco H.E.A.T., The Adventures of Sinbad, America's Top Ten, BeachClash, Divorce Court, Sirens, Stuntmasters, Tales From The Darkside

CHILDREN'S SERIES      Heathcliff, Inspector Gadget

MOTION PICTURES        Bad Influence, Care Bears Movie, Care Bears Movie II,
                       Freeze Frame, Ghostwriter, Hansel and Gretel, It Nearly
                       Wasn't Christmas, Wild Orchid

BOB HOPE CLASSIC FILMS Cancel My Reservation, The Great Lover, How to Commit
                       Marriage, The Lemon Drop Films Kid, My Favorite Brunette, Paris Holiday, The Private Navy of Sgt. O'Farrell, Road to Bali, Road to Rio, Seven Little Foys, Son of Paleface

SPECIALS The Boy King, Christmas at the Movies, The Elvis Files, Exploring Psychic Powers, The JFK Conspiracy, The Kennedy Assassinations, Madonna Exposed, Mysteries of the Pyramids, Remembering Marilyn, Return to the Titanic, The Royal Family -- In Crisis

     Acquisition of Properties for Distribution

     The Company generally acquires properties for television distribution by entering into agreements with producers/owners or by producing or co-producing its own programs. The Company's distribution agreements generally provide that the revenues derived from the program are allocated between the producer and the Company on a pre-negotiated basis. Acquisitions are based on projected station demand and acceptance as well as expected advertiser sponsorship.

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

     In addition to U.S. television broadcast and cable rights, the Company also acquires, where available on acceptable terms, world-wide broadcast television and non-standard television distribution rights (such as cable and videocassette rights) to the programs which it distributes. These acquisitions are typically on a long term exclusive basis, often between three and 12 years, in some cases with various renewal options, and may provide that the Company has the right to undertake production of the program if the producer fails to deliver the contracted programming.

     Concentration and Competition

     Competition is intense in the production and distribution of television programming. The Company's programming competes with other first-run programming, network programming reruns, and programs produced by local television stations. The Company competes with many other companies that have been acquiring, producing and distributing programs longer than the Company, most of which have greater financial resources than the Company. These competitors include large television and film studios such as The Walt Disney Company, Paramount Communications, Inc., Columbia Pictures, 20th Century Fox Film Corp.,

Universal, Inc., and Warner Bros, Inc., as well as other television distribution companies such as King World Productions, Inc. and Viacom, Inc. In addition, vertical integration of the television broadcast market and the creation and expansion of new "networks" which create a substantial portion of their own programming, such as UPN (United Paramount Network) and WB (Warner Brothers, Inc.), have decreased the number of available time slots for, and thereby increased the competition among, programs marketed for first-run syndication by independent syndicators like the Company. The Company also competes with companies for the sale of television advertising time, including Tribune Broadcasting Co., Viacom, Inc. and King World Productions, Inc.

     The Company's success is highly dependent upon such various unpredictable factors as the viewing preferences of television audiences. Public taste is unpredictable, and a shift in demand could cause a loss of appeal in the Company's programming. Television programming also competes for audiences with many other forms of entertainment and leisure time activities, some of which include new areas of technology (e.g., video games and the Internet), the impact of which on the Company's operations cannot be predicted.

     For the Company to successfully place its syndicated television programming with independent television stations, the Company must generally enter into an agreement with station groups which own stations in the New York, Los Angeles and Chicago markets. The largest of these station groups include Chris Craft and Tribune which own or operate stations covering approximately 19% and 35% of the domestic television market, respectively.

     During the years ended December 31, 1996, 1995 and 1994, The Fremantle Corporation, a corporation not affiliated with the Company, accounted for 10%, 6% and 13% of consolidated revenues, respectively.

RECORDED MUSIC OPERATIONS

     The Recorded Music Industry

     According to statistics released by the Recording Industry Association of America, Inc., sales in the U.S. recorded music industry increased 1.7% during 1996 to $12.5 billion, based in part on the shipment of 1.14 billion units of records, tapes, compact discs ("CDs") and music videos. Industry wide unit shipments of CDs grew 8.4% as compared to new shipments in 1995. CDs also generally have a higher wholesale price and per unit gross profit margin than vinyl records and tapes. However, recordable CDs, digital audio tape ("DAT") and digital compact cassette ("DCC") technology enable consumers to make high quality duplicates from original CDs and DATS. In the absence of adequate copyright protection, recordable CD, DAT and DCC technology may affect industry sales of CDs, DATs and DCCs. It is not possible to predict the extent to which sales will be affected.

     Recorded Music Artists and Catalog

     The Company's recorded music division has been operating for approximately 15 years, nine years as a custom label and approximately the last six years as a full service operation. During this period, the Company has released approximately 140 albums of individual artists, groups, motion picture soundtracks, and special projects and compilations. The Company's current roster is comprised of 10 active artists, including James Brown and "Weird Al" Yankovic, whose recently released album, entitled Bad Hair Day, went "platinum."

The Company's music catalog currently has approximately 75 catalog albums in active release. The following table sets forth certain albums in the Company's catalog:

"WEIRD AL" YANKOVIC       Alapalooza, Bad Hair Day, Dare to be Stupid, Even Worse, The Food
                          Album, Greatest Hits, Greatest Hits Vol. II, In 3-D, Off the Deep
                          End, Permanent Record (Box Set), Polka Party
JAMES BROWN               Gravity, Greatest Hits of the Fourth Decade, Greatest Hits -- Live,
                          I'm Real, Live at the Apollo, Living in America, Love Overdue,
                          Universal James
SKEE-LO                   I Wish
SURVIVOR                  Caught in the Game, Eye of the Tiger, Greatest Hits, Moment of
                          Truth, Premonition, Vital Signs, When Seconds Count
E.L.O. PART II            Electric Light Orchestra Part 2, Greatest Hits -- Live
THE NYLONS                Because, Four on the Floor, Harmony, The Christmas LP, Live to Love
SWEET SABLE               Old Time's Sake
12 GAUGE                  12 Gauge, Let Me Ride Again
FREDDIE JACKSON           Private Party
COUNT BASIE,              Jazz Fest Masters
SARAH VAUGHN,
DIZZY GILLESPIE
EDDIE & THE CRUISERS      Eddie: The Unreleased Tapes
JOHN CAFFERTY &           Roadhouse, Tough All Over
THE BEAVER BROWN BAND
SOUNDTRACKS               Another 48 Hours, Baywatch, Cliffhanger, Cobra, Eddie & The
                          Cruisers, Eddie & The Cruisers II: Eddie Lives, Never Talk to
                          Strangers, Rambo III, Revenge of the Nerds, Rocky IV, The
                          Transformers, UHF

     Music Distribution

     Music distribution includes the sale and physical delivery of product to retailers and the collection of the related receivables. Generally, the recorded music industry attempts to restrict the return of products that remain unsold through the use of a penalty percentage on returned product.

     The Company has operated its recorded music division as a full service label since September 30, 1990, and has obtained certain distribution services, primarily physical delivery of the product, collection of receivables and certain sales functions, from one of the major record distributors. Commencing January 1, 1996, Warner/Elektra/Atlantic Corporation, a division of Time Warner, Inc. ("WEA"), assumed responsibility for these distribution functions in the domestic market pursuant to a distribution agreement with an initial term of five years, under which WEA receives a distribution fee. David A. Mount, a director of the Company, is an executive officer of WEA. The Company is responsible for all other activities, including producing, marketing, promoting and manufacturing recorded music product for domestic distribution. These arrangements require the Company to fund various costs resulting in more risk to the Company, as opposed to a "custom label" arrangement where, for a larger distribution fee, the distributor assumes responsibility for substantially all of the activities currently handled by the Company. The WEA distribution agreement provided a $3.0 million nonrefundable, nonrecoupable payment to the Company as consideration for the Company's entering into the agreement. This agreement may be extended, at WEA's option, if at the end of the initial five year term, net sales of the Company's product through WEA have not reached $150.0 million. Such extension shall only continue until cumulative net sales reach $150.0 million. During the years ended December 31, 1996, 1995 and 1994, total recorded music and merchandising sales accounted for approximately 11%, 10% and 14% of consolidated revenues, respectively.

     The Company has extended, effective July 1, 1995, its existing foreign distribution agreement with PolyGram S.A. ("PolyGram") solely with respect to its current catalog product for five years, expiring

June 30, 2000. PolyGram provides the Company with distribution and collection of recorded music sales for which the Company earns a royalty based on recorded music product sold throughout the world (net of reserves for returns), excluding the United States, Canada and Japan. PolyGram is responsible for all costs and expenses in connection with manufacturing, marketing, promotion and distribution in its territories.

     The Company has also entered into arrangements with other companies for distribution of the Company's recorded music products in Canada (Attic) and Japan (Pony/Canyon, Inc.). The agreement with Pony/Canyon, Inc. expired March 20, 1997. The Company is presently negotiating a new agreement for the continued services of Pony/Canyon, Inc. in Japan and Southeast Asia. These arrangements provide for advances to the Company against royalties to be earned by the Company on recordings sold. The Company is in discussions with other companies concerning the distribution of its new product in the PolyGram territories.

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

     The production and distribution of music videos to accompany certain major record releases have become a promotional necessity and an additional financial burden to the releasing company. These videos may significantly increase the losses on any individual release if such recording is not successful, or increase revenues on a successful recording.

     Concentration and Competition

     There are six major recorded music distribution companies: WEA, Sony Music, BMG, PolyGram, Capitol Records/EMI (CEMA) and Universal Music Group. The combined sales of these companies (with the inclusion of their independent distribution) represent substantially all of the sales in the recording industry. In recent years, significant consolidation has occurred through the acquisition by these major companies of smaller recorded music companies, such as the acquisitions by PolyGram of A&M, Island Records and Motown Record Corp.

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

     Through the Company's arrangements for distribution with WEA and PolyGram (as to catalog items), the Company seeks to take advantage of the distribution facilities of two of the "majors" and their inherently greater market penetration.

ANCILLARY BUSINESSES

     The Company generates additional revenue by merchandising certain of its television properties, principally Baywatch, and by developing on-line and interactive applications. The Company also retains music publishing rights with respect to its television and recorded music products to the extent possible.

ACQUISITIONS

     The Company from time to time considers the acquisition of program rights and the expansion of its business through the acquisition of assets or businesses of other entities engaged in operations complementary to the current operations of the Company. This growth through acquisition strategy has contributed significantly to the Company's success. As part of the implementation of its strategy to acquire assets or businesses that increase production and distribution capabilities, the Company significantly expanded its international television production and distribution operations with the acquisition of certain assets of Fremantle International, Inc. in August 1994 (the "Fremantle International Acquisition") and the Mark Goodson Acquisition in October 1995 (completed as to the remaining 50% interest as of January 1996).

     The price for the Fremantle International Acquisition consisted of $31.5 million in cash, 0.63 million shares of Common Stock and 2.52 million shares of Class B Common Stock. Additionally, the Company incurred transaction costs of $1.0 million. Upon consummation of the Fremantle International Acquisition, certain international programming rights (excluding programming rights under the Goodson contract) were transferred to the Company, and 100% of the non-voting equity (representing 99% of the total outstanding equity) of Fremantle International, Inc. (which held the programming rights under the Goodson contract) was transferred to the Company. The Company has since converted a portion of its non-voting shares into voting shares representing approximately 78.5% of the voting stock of Fremantle International, Inc.

     As of October 6, 1995, the Company and The Interpublic Group of Companies ("Interpublic") consummated the Mark Goodson Acquisition, pursuant to which Mark Goodson Productions, LLC (the "LLC") acquired substantially all of the assets (excluding those relating to the lottery business) and assumed certain specified liabilities (collectively, with the subsequent IPG/Goodson Agreement described below, the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and a related company (collectively, the "Sellers"). The purchase price consisted of payment by the Company of $25.0 million in cash and issuance by Interpublic of $25.0 million in its common stock to the Sellers, together with a contingent earn-out described below. In January 1996, the Company acquired from Interpublic the remaining 50% interest of Mark Goodson Productions, LLC (the "IPG/Goodson Agreement"). Under the earn-out, the LLC will initially pay to an assignee of the Sellers a specified percentage of "Domestic Net Profits" (i.e. generally gross receipts less production costs, if applicable, a distribution fee to the Company under certain circumstances and residual payments) realized from the exploitation in the United States and Canada of the Goodson game shows (currently, primarily The Price Is Right) and other purchased television formats during the five-year period following October 6, 1995, (which period is subject to extension for an additional five years if total earn-out payments do not equal $48.5 million, in which case the earn-out shall be payable in neither a minimum nor a maximum amount). The specified percentage of Domestic Net Profits payable to the Sellers with respect to The Price Is Right is 75% during the network exhibition of the program during the five years after October 6, 1995 and otherwise the specified percentage is generally 50% for other programs. However, the earn-out does not apply to any net profits realized from the international exploitation of any of the purchased game shows or other purchased television formats. Additionally, the Company incurred transaction costs of $0.9 million.

     As a result of acquiring Interpublic's 50% interest in the LLC, the Company is responsible for the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price, which increases goodwill, will be amortized coterminously with the original 25 year period used for amortization of the purchase price. Through December 31, 1996, the accrued contingent purchase price totaled $10.1 million (including Interpublic's share through December 31, 1995 of $0.9 million). The Company has accounted for the Mark Goodson Acquisition under the purchase accounting method effective January 1, 1996.

     As of July 1996, the Company entered into a Stock Purchase Agreement (the "Orbis Agreement"), with Orbis Entertainment Company, Inc. ("Orbis"), a television production company, and the shareholders of Orbis (the "Orbis Acquisition") to purchase all of the outstanding shares of Orbis for an initial purchase price of $2.5 million, which has been paid. In addition to the initial purchase price, the Orbis Agreement, for the first five years, provides for a contingent earn-out payment equal to 50% of net cash flow, as defined, and an additional contingent payment due after year five based on the cash flows of Orbis in years four and five, also as defined. Following the acquisition, the name of Orbis was changed to All American Orbis, Inc. ("AAO"). The Company has accounted for the Orbis Acquisition under the purchase accounting method. As of July 1996, the Company entered into five year employment agreements with the AAO executives.

GOVERNMENT REGULATION

     In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC) to own and syndicate television programming. The impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although it is expected that there will be increased in-house production of television programming for the network's own use. It is possible that this change will have a negative impact on the Company's business. Additionally, in international markets, the Company may be subject to local content and quota requirements which effectively prohibit or limit access to particular markets.

     In a decision released September 1, 1995, the FCC repealed the Prime Time Access Rule, effective August 30, 1996. The Prime Time Access Rule generally prohibited network-affiliated television stations in the top 50 television markets from broadcasting more than three hours of network programs, or programs previously aired on a network, during the four prime time viewing hours (i.e., 7:00 p.m. - 11:00 p.m. Eastern and Pacific time, and 6:00 p.m. - 10:00 p.m. Central and Mountain times). Due to the Prime Time Access Rule, network affiliated television stations often acquired a certain amount of programming (typically including game shows) for exhibition during the prime time access period from independent television producers and syndicators. While the Company's sale of syndicated programming during prime time is primarily to independent television stations rather than to network-affiliated stations, it is possible that the repeal of the Prime Time Access Rule may constrict the market for the Company's television programming, and that the Company might be subject to increased competition.

     On February 1, 1996, Congress passed the Telecommunications Act of 1996 (the "1996 Act"), and President Clinton signed it into law on February 8, 1996. The 1996 Act is the first comprehensive re-write of the Communications Act of 1934, as amended (the "1934 Act") and dramatically changes the ground rules for competition and regulation in virtually all sectors of the telecommunications industry, from local and long-distance telephone services, to broadcasting, cable television, and equipment manufacturing. The 1996 Act eliminates many entry barriers to the telecommunications business, relaxes concentration and merger rules, and delegates authority for implementing such Act to the FCC.

     Pursuant to the 1996 Act, the FCC has revised broadcast multiple ownership rules so as to allow a single individual, person or entity to own or control or have a cognizable interest in television stations that reach as much as 35% of the U.S. television market. In addition, as mandated by the 1996 Act, the FCC has eliminated the numerical limits previously set forth in the FCC's rules on the number of television stations that a given individual or entity could own, or have an attributable interest in.

     Under the 1996 Act, manufacturers of television set equipment will be required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast initially along with the program. Unless the television industry establishes a voluntary ratings system by February 1998, the FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC. A coalition of various segments of the entertainment industry has devised a voluntary industry ratings code for rating video programming with respect to violent, sexual or indecent content. The recent implementation of a voluntary industry ratings code by broadcasters is presently being evaluated and is subject to modification.

     Other provisions of the 1996 Act allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service. The 1996 Act thus fosters the development of a larger number of video program distribution sources.

     The impact on the Company of the changes to the 1934 Act brought about by the 1996 Act and by accompanying changes in FCC rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming product as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revision allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households, may place additional competitive pressures on program suppliers who are unaligned with any television station group owners.

EMPLOYEES

     The Company has approximately 316 full-time employees and 5 part-time employees, of whom 71 are based in its Santa Monica office, 81 are based in its New York and other U.S. offices, 93 are based in Germany, 32 are based in India, 25 are based in London and 19 are based in other countries, principally in Europe. When in production, the Company has approximately 150 temporary employees working on the production of episodic series such as Baywatch and Baywatch Nights. The production season, typically runs from March to December, with post-production activities typically continuing into the following March.

     Various employees of the Company's subsidiaries working on production of programming are, or were, covered by collective bargaining agreements with various professional guilds, including the Screen Actors Guild, the Writers Guild of America, the American Federation of Television and Recording Artists, the Directors Guild of America and the Association of Canadian Television and Radio Artists, depending upon production locations and various other factors.

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

     The following table sets forth certain information relating to the principal properties of the Company:

                                                                          SQUARE      TERMS OF
      LOCATION                          PRIMARY USES                       FEET      OCCUPANCY
--------------------  -------------------------------------------------  --------  --------------
Santa Monica,         Executive and administrative offices, Company        32,000  Leased(1)
  California          headquarters
New York,             AATV executive administrative offices, sales         23,200  Leased(2)
  New York            office
New York,             Administrative offices                                8,000  Leased(3)
  New York
Santa Monica,         Administrative offices                                2,200  Leased(4)
  California
Marina del Rey,       Administrative offices, production studio            29,600  Leased(5)
  California
Marina del Rey,       Administrative offices, production studio            13,000  Leased(6)
  California
Santa Monica,         Production offices, recording studio                 10,000  Owned
  California
London, England       Executive and administrative offices                  5,000  Leased(7)(18)
London, England       Executive and administrative offices                  2,000  Leased(8)(18)
Hurth, Germany        Administrative offices, production studio            22,300  Leased(9)(18)
Munich, Germany       Administrative offices                                6,100  Leased(10)(18)
Ossendorf, Germany    Administrative offices, production studio            12,400  Leased(11)(18)
Ossendorf, Germany    Administrative offices, production studio             1,400  Leased(12)(18)
Paris, France         Administrative offices                                       Leased(13)(18)
Athens, Greece        Administrative offices                                3,200  Leased(14)(18)
New Delhi, India      Administrative offices                                       Leased(15)(18)
Hilversum,            Administrative offices                                       Leased(16)(18)
  Netherlands
Hong Kong             Administrative offices                                       Leased

---------------

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

 (3) Lease provides for annual base rent of approximately $166,000 for the first five years and approximately $181,000 for the last five years and expires on March 1, 2001. A portion of this space is subleased to a non-affiliated third party.

 (4) Lease provides for a monthly base rent of approximately $4,500 commencing in January 1997, subject to annual 5% increases, and expires in April 2001. The property is owned by Anthony J. Scotti and Benjamin J. Scotti.

 (5) Lease provides for a monthly base rent of approximately $20,500 and expires in June 1997, with four additional one-year renewal options. The Company has executed its renewal option extending the lease through June 1998 for a monthly base rent of approximately $21,500.

 (6) Lease provides for a monthly base rent of approximately $12,150 commencing in March 1996 and expiring in February 1998.

 (7) Lease provides for an annual base rent of approximately $98,600 through November 3, 1997, with an additional five-year renewal option.

 (8) Lease provides for annual base rent of approximately $32,000 through November 4, 1997, with an additional five-year renewal option.

 (9) Lease provides for annual base rent of approximately $279,200 through termination on July 31, 1996. Lease continues month to month under similar terms while being renegotiated.

(10) Lease provides for an annual base rent of approximately $109,300 through termination on December 31, 1999.

(11) Lease provides for annual base rent of approximately $122,100 through termination on October 1, 2000.

(12) Lease provides for annual base rent of approximately $30,600 through termination on December 1, 1997.

(13) Lease provides for annual base rent of approximately $46,100 through termination on July 14, 2006, subject to cancellation at the Company's option on or after July 14, 1999.

(14) Lease provides for annual base rent of approximately $44,000 through April 14, 1997, with an additional three-year renewal option.

(15) Lease provides for annual base rent of approximately $33,500 through August 15, 1999, with an additional two-year renewal option.

(16) Lease provides for annual base rent of approximately $20,000 through August 31, 1997, with an additional one-year renewal option.

(17) Lease provides for annual base rent of approximately $38,100 through December 15, 1998.

(18) Lease rates are based upon prevailing exchange rates and are subject to currency fluctuation.

ITEM 3. LEGAL PROCEEDINGS

     On or about August 19, 1996, the Company's Subsidiary, Mark Goodson Productions, LLC (the "LLC") filed an arbitration claim against Grundy International Operations Limited ("Grundy"), with the American Arbitration Association in New York, Case No. 13 T 153 00742 96. The LLC is the successor-in-interest under a license agreement (the "Agreement") with Grundy whereby the LLC's predecessor licensed to Grundy the rights in certain territories to various television game shows and game show formats. The initial term of the Agreement expired on June 28, 1996, subject to a contractual provision in the Agreement requiring the parties to negotiate in good faith about a possible two year extension of the Agreement during the six months prior to such expiration date. No such extension was agreed upon by the parties during such period. The LLC declared a default in connection with Grundy entering into various license agreements without obtaining the LLC's prior consultation and approval as required under the Agreement, and Grundy took the position that such license agreements were not subject to the consultation and approval provisions of the Agreement and that the LLC did not fulfill the foregoing good faith requirement. The LLC sought a declaration of rights, an accounting of all monies received by Grundy under the licenses and all other appropriate relief. On March 12, 1997, the LLC and Grundy entered into a settlement agreement. Pursuant to the settlement agreement, all rights granted to Grundy under the Agreement reverted to the LLC as of June 29, 1996 except for certain existing rights retained by Grundy.

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

     In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority

Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled any claims which CLBN may have against such persons, including but not limited to causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was therefore unwilling to enter into any tolling agreement. The Company and CLBN are currently engaged in discussions regarding the potential resolution of all of their disputes. While there is no assurance that these discussions will be successful in terminating the disputes, the Company believes that CLBN's claims will not have a material adverse effect on the Company's financial position or results of operations.

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

                                                                                 CLASS B COMMON
                                                          COMMON STOCK               STOCK
                                                       -------------------     ------------------
                                                         LOW        HIGH        LOW        HIGH
                                                       -------     -------     ------     -------
YEAR ENDING DECEMBER 31, 1997
  First Quarter (through March 10, 1997).............  $12.500     $15.250     $8.750     $11.500

YEAR ENDED DECEMBER 31, 1996
  First Quarter......................................    9.625      12.250      7.750       9.125
  Second Quarter.....................................   10.000      11.875      7.375       9.125
  Third Quarter......................................    8.875      11.250      5.250       8.875
  Fourth Quarter.....................................   11.500      14.375      8.625      10.750

YEAR ENDED DECEMBER 31, 1995
  First Quarter......................................    6.250      10.000         --          --
  Second Quarter.....................................    8.250      11.500         --          --
  Third Quarter......................................    9.750      13.688         --          --
  Fourth Quarter (through December 13, 1995).........    9.875      13.375         --          --
  Fourth Quarter (commencing December 14, 1995)......    9.250      10.625      8.375      10.625

YEAR ENDED DECEMBER 31, 1994
  First Quarter......................................    7.250       9.750         --          --
  Second Quarter.....................................    7.000       9.250         --          --
  Third Quarter......................................    7.000       9.750         --          --
  Fourth Quarter.....................................    5.250       7.250         --          --

     On March 10, 1997, the closing sale prices of the Common Stock and Class B Common Stock as reported on the NNM were $14.75 and $10.75 per share, respectively. As of March 10, 1997, there were 72 holders of record of the Common Stock and 5 holders of record of the Class B Common Stock.

DIVIDENDS

     The Company did not pay dividends on its Common Stock or Class B Common Stock during the years ended December 31, 1996, 1995 or 1994 and currently does not intend to pay any dividends on its Common Stock or Class B Common Stock in the foreseeable future. Further, the Company's credit facilities and Senior Subordinated Notes restrict the payment of dividends to holders of the Company's Common Stock or Class B Common Stock. See "Management's Discussion and
Analysis -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth the Selected Consolidated Financial Data of the Company for the five most recent fiscal years. In February 1993, the Company transferred its ownership of certain indirect film company subsidiaries to a third party. Such transfer has been accounted for as a discontinued operation as of December 31, 1992. In February 1993, the Company acquired the stock of LBS Communications, Inc. ("LBS"). The financial data for periods subsequent to February 1993 reflect the acquisition of LBS. In August 1994, the Company acquired certain assets, non-voting stock and assumed certain liabilities of Fremantle International, Inc. through AAFI. The financial data for periods subsequent to August 1994 reflect the results of AAFI. In October 1995, the Company, in a joint venture with Interpublic, completed the Mark Goodson Acquisition. The financial data for the period from October 6, 1995 through December 31, 1995 reflects the Mark Goodson Acquisition, accounted for using the equity method of accounting. The financial data for periods subsequent to January 1, 1996, the date on which the Company acquired the remaining interest in the joint venture, reflect the results of Mark Goodson, accounted for using the purchase method of accounting. The data should be read in conjunction with the Consolidated Financial Statements, related notes, and Management's Discussion and Analysis included elsewhere in this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                          1996          1995          1994          1993         1992
                                                        --------      --------      --------      --------      -------
OPERATING DATA:
Revenues:
  Television.........................................   $210,874      $206,734      $ 98,771      $ 57,407      $45,302
  Recorded music and merchandising...................     25,584        22,026        16,130        13,215       12,616
                                                        --------      --------      --------      --------      -------
                                                         236,458       228,760       114,901        70,622       57,918
                                                        --------      --------      --------      --------      -------
Expenses:
  Television.........................................    152,252       164,764        75,196        42,560       32,078
  Recorded music and merchandising...................     17,903        15,803        10,750         9,780        9,250
  Selling, general and administrative................     26,197        24,102        21,523        16,074       13,471
  Goodwill amortization..............................      4,602         2,399           971           133          138
                                                        --------      --------      --------      --------      -------
                                                         200,954       207,068       108,440        68,547       54,937
                                                        --------      --------      --------      --------      -------
Operating income.....................................   $ 35,504      $ 21,692      $  6,461      $  2,075      $ 2,981
                                                        ========      ========      ========      ========      =======
Income from continuing operations, before
  extraordinary charge...............................   $ 14,106      $  7,248      $    455      $    380      $ 1,863
                                                        ========      ========      ========      ========      =======
Net income from continuing operations................   $ 12,686      $  7,248      $    455      $    380      $ 1,863
                                                        ========      ========      ========      ========      =======
Income (loss) per share applicable to common
  stockholders from continuing operations(1):
    Before extraordinary charge......................   $   1.18      $    .87      $    .07      $    .87(2)   $  (.18)(3)
                                                        ========      ========      ========      ========      =======
    After extraordinary charge.......................   $   1.06      $    .87      $    .07      $    .87(2)   $  (.18)(3)
                                                        ========      ========      ========      ========      =======
BALANCE SHEET DATA:
Receivables, net.....................................   $109,982      $115,581      $ 62,338      $ 43,226      $27,178
                                                        ========      ========      ========      ========      =======
Television program costs, net........................   $ 94,031      $ 74,644      $ 68,437      $ 52,381      $33,993
                                                        ========      ========      ========      ========      =======
Total assets.........................................   $359,735      $301,582      $208,007      $112,521      $74,130
                                                        ========      ========      ========      ========      =======
Notes payable........................................   $179,000      $134,982      $115,343      $ 60,424      $11,234
                                                        ========      ========      ========      ========      =======
Total liabilities....................................   $271,747      $233,302      $179,924      $105,018      $51,084
                                                        ========      ========      ========      ========      =======
Redeemable stock:
  Preferred..........................................   $     --      $     --      $     --      $     --      $11,124
                                                        ========      ========      ========      ========      =======
  Common.............................................   $     --      $     --      $     --      $     --      $ 9,241
                                                        ========      ========      ========      ========      =======
Stockholders' equity.................................   $ 87,988      $ 68,280      $ 28,083      $  7,503      $ 2,681
                                                        ========      ========      ========      ========      =======

---------------

(1) Fully diluted earnings per share for 1993 through 1996 were restated to reflect the November 1996 redemption of the Company's 6 1/2% Convertible Subordinated Notes. As a result of such restatement, the presentation of fully diluted earnings per share is no longer required for the periods 1993 through 1996.

(2) Per share income from continuing operations applicable to common stockholders for the year ended December 31, 1993 includes a gain of $3.9 million, which represents the excess carrying value of the redeemable preferred and common stock formerly outstanding over the price paid for its purchase, net of accretion and dividends on such redeemable stock.

(3) Per share loss from continuing operations applicable to common stockholders for the year ended December 31, 1992 includes the effect of $2.7 million of accretion and dividends on redeemable stock.

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

     The U.S. broadcast television market is served principally by network affiliated stations, independent stations and cable and satellite television operators. Broadcasters telecast network programming (in the case of network affiliates); self and/or locally produced programming; and off-network programming (reruns) or first-run programming from independent producers or "syndicators" such as the Company. In general terms, a syndicator is a company that sells programming to independent television stations and network affiliates. Programming acquired by stations on a syndicated basis is acquired either for a cash license fee or in exchange for a certain amount of commercial advertising time within the program which is retained by the syndicator for sale to advertisers ("barter"), or for a combination of cash and barter. The Company domestically distributes programming for television produced by the Company or unrelated third parties in the first-run and rerun syndication markets. In general, the Company receives revenues from program license fees paid by broadcasters and/or by selling advertising time for programs distributed on a barter basis.

     Barter syndication is the process whereby a syndicator obtains clearances from television stations to broadcast a program in certain agreed upon time periods, retains advertising time in the program in lieu of receiving a cash licensing fee, and sells such retained advertising time for its own account to national advertisers at rates based on projected ratings and viewer demographics. From time to time, certain stations may obtain cash consideration from the Company in addition to programming in exchange for advertising time and/or a commitment for a particular time period. By placing the program with television stations throughout the United States, the syndicator creates an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U.S. television households (calculated by means of a generally recognized system as measured by Nielsen Media Ratings), enables the syndicator to sell the commercial inventory through advertising agencies to sponsors desiring national coverage (including but not limited to Procter & Gamble, Bristol Myers-Squibb, MCI, SmithKline Beecham, Kraft/General Foods, Mars, Nestle and RJR Nabisco). The rates charged by a syndicator for advertising time are typically lower than the rates charged by the networks for similar demographics since the networks' coverage of the market is generally greater. See "Business -- Television Operations -- Domestic Television Distribution."

     The international broadcast television market is served principally by independent stations and cable and satellite television operators. The Company produces and distributes "local" content programming internationally through its wholly owned subsidiary, AAFI, principally using game and variety show formats acquired as part of the Mark Goodson Acquisition or from third parties and AAO using talk show formats. License agreements for international programming are typically entered into prior to the commencement of production and generally provide for license fees sufficient to cover the costs of production. While the Company has international production facilities in several countries, AAFI's production activities occur primarily in Germany and the United Kingdom.

     The international distribution and exploitation of Baywatch Nights (worldwide), The Adventures of Sinbad (Europe only, including the United Kingdom and excluding Scandinavia), the Company's movies-of-the-week and a portion of its library of domestic content programming are also handled by AAFI. In addition to producing and distributing Company owned product, AAFI provides television related producer-for-hire and distributor services for a fee.

     In most cases, the Company's domestic and international distribution revenues are based on a percentage of the net revenues derived from cash license fees and/or the sale of advertiser sponsorships. The Company normally advances all distribution costs for items such as advertising, promotion, and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues, and its fee for advertising sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a predetermined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. Such advance payments may reduce the Company's distribution fee or result in a loss if sufficient revenues are not generated. For the 1996/1997 broadcast season, the Company has made certain guarantees to the producers with respect to The Adventures of Sinbad. See "-- Liquidity and Capital Resources."

     A small number of television programs and musical recordings have historically accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year. The results for 1996 reflect the full consolidation of the LLC, the remaining 50% of which was acquired effective as of January 1, 1996.

     Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the Company's dependence on a limited number of projects, risks of expansion, acquisitions and new programming, dependence on key personnel, fluctuation in results of operations, and risks relating to the nature of the entertainment industry, government regulation, competition and control by management. See the relevant discussions elsewhere herein, and risk factors set forth in the Company's registration statement on Form S-3 as filed with the Securities and Exchange Commission on January 14, 1997, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues of certain items included in the Company's Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994:

                                                            YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                             1996                    1995                    1994
                                     ---------------------   ---------------------   ---------------------
                                                % OF TOTAL              % OF TOTAL              % OF TOTAL
                                      AMOUNT     REVENUE      AMOUNT     REVENUE      AMOUNT     REVENUE
                                     --------   ----------   --------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Revenues:
  Television.......................  $210,874       89.2%    $206,734       90.4%    $ 98,771       86.0%
  Recorded music and
     merchandising.................    25,584       10.8       22,026        9.6       16,130       14.0
                                     --------      -----     --------      -----     --------      -----
                                      236,458      100.0      228,760      100.0      114,901      100.0
                                     --------      -----     --------      -----     --------      -----
Expenses:
  Television.......................   152,252       64.4      164,764       72.0       75,196       65.5
  Recorded music and
     merchandising.................    17,903        7.6       15,803        6.9       10,750        9.4
  Selling, general and
     administrative................    26,197       11.1       24,102       10.6       21,523       18.7
  Goodwill amortization............     4,602        1.9        2,399        1.0          971        0.8
                                     --------      -----     --------      -----     --------      -----
                                      200,954       85.0      207,068       90.5      108,440       94.4
                                     --------      -----     --------      -----     --------      -----
Operating income...................    35,504       15.0       21,692        9.5        6,461        5.6
Other expense, net.................    11,184        4.7        9,195        4.0        5,676        4.9
                                     --------      -----     --------      -----     --------      -----
Income before income taxes.........  $ 24,320       10.3%    $ 12,497        5.5%    $    785        0.7%
                                     ========      =====     ========      =====     ========      =====

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Revenues

     The Company's total revenues increased by $7.7 million, or 3%, to $236.5 million for the year ended December 31, 1996, from $228.8 million for the year ended December 31, 1995. Revenues from television operations increased to $210.9 million (89% of total revenues) for the year ended December 31, 1996, from $206.7 million (90% of total revenues) for the year ended December 31, 1995. Recorded music and merchandising revenues increased to $25.6 million (11% of total revenues) during the year ended December 31, 1996, from $22.0 million (10% of total revenues) for the year ended December 31, 1995.

     The increase in revenues from television operations of $4.1 million, or 2%, for the year ended December 31, 1996, as compared with the year ended December 31, 1995, was due primarily to growth in the Company's AAFI operations internationally (which increased $4.3 million over 1995, principally from the Company's expansion into France), the availability in 1996 of The Adventures of Sinbad (which contributed $16.7 million on the delivery of 19 episodes) and 22 new Baywatch episodes and the inclusion of a full year of revenues from the Mark Goodson Acquisition, partially offset by the recognition of approximately $22.0 million of higher revenues in 1995 from initial licenses in connection with the strip syndication of Baywatch, a decrease in revenues from certain other programming and the recognition of revenues in 1995 from previously distributed product (principally Sirens and the domestic distribution of Family Feud and Acapulco H.E.A.T.).

     The Company's AAFI operations contributed revenues of $86.8 million (37% of total revenues) for the year ended December 31, 1996, as compared with $82.5 million (36% of total revenues) for the year ended December 31, 1995. Revenues from German operations of $53.9 million (62% of total AAFI revenues) in 1996 decreased by 8% from $58.9 million (71% of total AAFI revenues) in 1995. Such decrease was more than offset by increases in French licensing revenues to $15.8 million (18% of total AAFI revenues) in 1996 from $6.9 million (8% of total AAFI revenues) in 1995.

     Contributing to the increased television revenues was the inclusion of 100% of a full year of revenues from the Mark Goodson Acquisition of $19.3 million (after elimination of intercompany revenues) for the year ended December 31, 1996, as compared with the recognition of $3.6 million in revenues under the equity method of accounting from October 6, 1995 (the date of acquisition of 50% of the Mark Goodson assets) through December 31, 1995. Mark Goodson revenues, on a pro forma basis giving effect to the Mark Goodson Acquisition as if it occurred on January 1, 1995, increased by $4.8 million from $14.5 million for the year ended December 31, 1995 due to an increase in the number of The Price Is Right episodes delivered over 1995 and non-AAFI international revenues.

     Recorded music and merchandising revenues increased by $3.6 million, or 16%, to $25.6 million during the year ended December 31, 1996, from $22.0 million for the year ended December 31, 1995. This increase was primarily attributable to higher sales of new releases, led by "Weird Al" Yankovic's "platinum-selling" album entitled Bad Hair Day and an increase in merchandising revenues.

     The Company has, as of March 10, 1997, completed principal photography on On The Line, a movie-of-the-week ("MOW") licensed for exhibition on the ABC television network for approximately $3.0 million. The Company has also committed, or plans to commit, to the production and distribution of the Arthel/Fred Talk Show, a daily talk show hosted by Arthel Neville and Fred Roggin; and Ghost Stories, an hour long weekly series. Both programs are presently being cleared on independent television stations and network affiliates. Furthermore, AAO has entered into an agreement with SAT 1 in Germany for the distribution of a weekly one-hour reality show for license fees of approximately $11.0 million. In addition to the above programming, the Company has several projects in development including, but not limited to, MOWs and game shows. There is no assurance that the Company's efforts to obtain sufficient clearances with the broadcasters or the Company's development of new programming will be successful.

     Operating Expenses

     Total operating expenses decreased by $6.1 million, or 3%, to $201.0 million for the year ended December 31, 1996, from $207.1 million for the year ended December 31, 1995, due to a $12.5 million reduction in television operating costs reflecting higher margins on the revenues from Mark Goodson Productions partially offset by a $2.1 million increase in recorded music and merchandising costs corresponding to higher recorded music and merchandising revenues, a $2.2 million increase in goodwill amortization attributable to the Mark Goodson Acquisition (see " -- Liquidity and Capital Resources") and a $2.1 million increase in selling, general and administrative expenses resulting primarily from expansion of the Company's international operations as well as increased corporate overhead of $1.1 million.

     Television expenses, before overhead and goodwill amortization, decreased by $12.5 million, or 8%, to $152.3 million (72% of total television revenues) for the year ended December 31, 1996, from $164.8 million (80% of total television revenues) for the year ended December 31, 1995. The decrease in television expenses as a percentage of total television revenues is attributable to revenues recognized from programming (principally related to Mark Goodson Productions and AAFI revenues from certain French licensing agreements) which has higher gross profit percentages than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses during the year ended December 31, 1996 of $14.7 million reflect an increase of $1.6 million over the year ended December 31, 1995 due to planned increases in the AAFI operations and the Company's television promotion and research departments. Goodwill amortization of $4.6 million for the year ended December 31, 1996 increased $2.2 million, as a result of the Mark Goodson Acquisition, from $2.4 million for the year ended December 31, 1995.

     The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, increased $2.1 million, or 13%, to $17.9 million (70% of total recorded music and merchandising revenues) for the year ended December 31, 1996, from $15.8 million (72% of total recorded music and merchandising revenues) for the year ended December 31, 1995. The improvement in operating margins was due to lower levels of artist advances and recording expenditures during the 1996 period as compared with the 1995 period.

     Operating Income

     Total operating income for the Company increased $13.8 million, or 64%, to $35.5 million for the year ended December 31, 1996, from $21.7 million for the year ended December 31, 1995, due to an increase in television and recorded music and merchandising operating income offset by increased goodwill amortization and corporate overhead.

     Television operating income was $39.3 million (after the inclusion of goodwill amortization of $4.6 million and selling, general and administrative expenses of $14.7 million) for the year ended December 31, 1996, as compared to $26.4 million (after the inclusion of goodwill amortization of $2.4 million and selling, general and administrative expenses of $13.2 million) for the year ended December 31, 1995. On a pro forma basis, giving effect to the Mark Goodson Acquisition as if it had occurred on January 1, 1995, television operating income decreased by $6.8 million, or 15%, from the year ago period primarily due to the decreases in Baywatch strip syndication revenues discussed above.

     Operating income from recorded music and merchandising operations increased to $2.1 million for the year ended December 31, 1996 (after the inclusion of selling, general and administrative expenses of $5.6 million), from $0.01 million for the year ended December 31, 1995 (after the inclusion of selling, general and administrative expenses of $6.2 million). This increase in recorded music and merchandising operating income was primarily attributable to the higher revenues discussed above.

     Goodwill amortization for the year ended December 31, 1996 increased by $2.2 million to $4.6 million, from $2.4 million for the year ended December 31, 1995, due to the inclusion of a full year of amortization in connection with the Mark Goodson Acquisition. The Company expects to report amortization expense of at least $4.8 million on an annual basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the Sellers in the Mark Goodson Acquisition and the contingent payments, if any, in connection with the Orbis Acquisition (the Company has no contingent payment obligation through December 31, 1996), or in the event of future acquisitions.

     Foreign Currency Exchange Gain/(Loss)

     The Company recognized a foreign currency exchange loss of $0.2 million for the year ended December 31, 1996, as compared to a foreign currency exchange gain of $0.3 million for the year ended December 31, 1995 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of December 31, 1996 and 1995, respectively. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to record foreign exchange losses and gains in the future. Currency fluctuations impact the Company only to the extent the Company repatriates funds from or provides funds to its offices in foreign countries. The Company, on an ongoing basis, monitors its exposure to foreign currency risk. When, in management's opinion, the foreign currency risk exposure becomes greater than the cost of foreign currency swap agreements, the Company will consider entering into such agreements. As a result of the recent strengthening of the U.S Dollar relative to several European currencies, the Company may suffer declines in the value of future overseas agreements denominated in U.S. Dollars.

     Interest Expense

     Interest expense, net of capitalized interest ($0.9 million) and interest income ($1.7 million), increased by $1.7 million to $11.0 million for the year ended December 31, 1996, from $9.3 million, net of capitalized interest ($1.2 million) and interest income ($0.7 million), for the year ended December 31, 1995, due to increased borrowings in connection with the Mark Goodson Acquisition and increased borrowings related to the temporary concurrent outstanding borrowings under the Company's $100.0 million, 10 7/8% Senior Subordinated Notes due 2001 ("Senior Notes") issued in October 1996 and the Company's 6 1/2% Convertible Subordinated Notes due 2003 ("Convertible Notes") prior to the redemption (in November 1996) of such Convertible Notes (resulting in additional interest expense of approximately $0.5 million), partially offset by reduced borrowings as a result of pay downs from operating cash flow and lower corporate and production borrowings. The Company expects that the general trend of increased interest costs will continue, in part as a result of increased borrowings in connection with the Mark Goodson Acquisition, the Orbis Acquisition, continuing production and expansion and the Company's recent issuance of its Senior Notes (see " -- Liquidity and Capital Resources").

     Income Taxes

     The Company recorded a tax provision for the year ended December 31, 1996 of $10.2 million and $5.2 million for the year ended December 31, 1995, representing an effective tax rate of approximately 42%.

     Extraordinary Charge

     On November 27, 1996, the Company redeemed the balance of the Convertible Notes outstanding. Through November 27, 1996, Convertible Notes with principal amounts totaling $16.1 million had been converted into the Company's Common Stock, the Company had purchased and retired $22.9 million principal amount and redeemed $21.0 million principal amount of the Convertible Notes. The Convertible Notes were redeemed for 104.643% of par plus accrued interest. The net expense of the redemption and purchase of certain of the Convertible Notes was $2.4 million. Such cost, net of the related tax benefit of $1.0 million, has been treated as an extraordinary charge on the statement of operations.

     Net Income

     Net income, before the extraordinary charge of $1.4 million discussed above, was $14.1 million for the year ended December 31, 1996, which represents a 95% increase when compared with net income of $7.2 million for the year ended December 31, 1995. The variance is attributable to matters discussed above. Earnings per share increased to $1.06 per share ($1.18 per share before the extraordinary charge) for the year ended December 31, 1996, as compared to $0.87 per share for the year ended December 31, 1995, due to an increase in the net income reported by the Company, partially offset by an increase in the weighted average number of outstanding common shares and common share equivalents. Such increase in shares is due to the full year inclusion of the 3.2 million shares issued in connection with the Company's Class B Common Stock offering in December 1995, the weighted average of 1.4 million shares of Common Stock issued upon conversion of $16.1 million in principal of the Convertible Notes through 1996, as well as an increase in the number of equivalent shares of outstanding options and warrants determined using the modified treasury method. These increases in shares were partially offset by the weighted average of the Class B shares repurchased by the Company in October 1996. In November 1996, the Company redeemed all of the outstanding Convertible Notes. Accordingly, subsequent to such redemption, the fully diluted earnings per share calculation has been recomputed without including the equivalent shares related to the portion of the Convertible Notes which were redeemed or purchased by the Company ($43.9 million) for all periods presented. As a result, fully diluted earnings per share, which now approximates primary earnings per share for all periods presented, is no longer presented.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

     Revenues

     The Company's total revenues increased by $113.9 million, or 99%, to $228.8 million for the year ended December 31, 1995, from $114.9 million for the year ended December 31, 1994. Revenues from television operations increased by $107.9 million, or 109%, to $206.7 million for the year ended December 31, 1995, from $98.8 million for the year ended December 31, 1994. This increase was due primarily to: (i) the inclusion of AAFI revenues of $82.5 million for the year ended December 31, 1995 compared to $31.8 million for five months (from the date of the Fremantle International Acquisition) through December 31, 1994; (ii) the recognition of Baywatch strip syndication revenue of $33.0 million; (iii) the recognition of $19.8 million from the new one-hour series Baywatch Nights, reflecting the delivery of 17 of the 22 episodes for the 1995/1996 broadcast season; and (iv) the recognition of $3.6 million, representing the Company's share of earnings relating to the Mark Goodson Acquisition for the period commencing October 6, 1995 through year-end, before amortization of goodwill and interest charges. AAFI revenues from the production and distribution of television programming in Germany contributed $58.9 million, or 71%, of AAFI revenues. On a pro forma basis, AAFI revenues, assuming a full 1994 year, increased by $20.1 million, or 32%, to $82.5 million for the year ended December 31, 1995, due principally to the commencement of additional production operations in

Germany during the year and the increased participation of AAFI in the purchase of prize merchandising for its programming.

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

     Operating Expenses

     Total operating expenses increased by $98.7 million, or 91%, to $207.1 million for the year ended December 31, 1995, from $108.4 million for the year ended December 31, 1994. This increase was due primarily to: (i) the inclusion of AAFI operating expenses which increased by $48.5 million, or 195%, to $73.4 million (89% of AAFI revenues) for the year ended December 31, 1995 (including AAFI overhead and $2.0 million of goodwill amortization), from $24.9 million (78% of AAFI revenues) for the five months (from the date of the Fremantle International Acquisition) through December 31, 1994; and (ii) amortization of television program costs of $90.4 million for the year ended December 31, 1995, an increase of $57.9 million (including an increase of $9.0 million in amortization included in AAFI operating expenses above), or 178%, from $32.5 million for the year ended December 31, 1994, due to the higher television revenues. Selling, general and administrative expenses, including corporate overhead and goodwill amortization, increased by $4.0 million, or 18%, to $26.5 million for the year ended December 31, 1995, from $22.5 million for the year ended December 31, 1994. This increase was due principally to the inclusion of AAFI overhead, including goodwill amortization, for the full year in 1995 compared with five months in 1994.

     The Company's television expenses increased by $89.6 million, or 119%, to $164.8 million (80% of total television revenues) for the year ended December 31, 1995, from $75.2 million (76% of total television revenues) for the year ended December 31, 1994. The increase was primarily due to the increase in AAFI expenses described above, increased amortization of television program costs attributable to increased revenues and increased distribution expenses in connection with the first run and strip syndication of Baywatch. Television selling, general and administrative expenses for the year ended December 31, 1995 increased by $3.1 million, or 31%, to $13.2 million from $10.1 million for the year ended December 31, 1994, due primarily to the $3.1 million increase in AAFI charges of $5.5 million for the year ended December 31, 1995, from $2.4 million for five months (from the date of the Fremantle International Acquisition) through December 31, 1994. On a pro forma basis, AAFI expenses, assuming a full year, increased by $19.2 million, or 35%, to $73.4 million for the year ended December 31, 1995, from $54.2 million for the pro forma year ended December 31, 1994. Such increase was related to the commencement of additional production operations in Germany during the year and the increased participation of AAFI in the purchase of prize merchandising for its programming.

     Goodwill amortization for the year ended December 31, 1995 increased by $1.4 million, or 140%, to $2.4 million from $1.0 million for the year ended December 31, 1994, due to the inclusion of goodwill amortization related to the Fremantle International Acquisition of $2.0 million for the year ended December 31, 1995, an increase of $1.2 million, or 150%, from $.8 million for the five months (from the date of the Fremantle International Acquisition) ended December 31, 1994. As a result of the agreement by the Company to acquire the balance of the equity of the Goodson LLC effective January 1, 1996, in consideration for $27.8 million in cash and notes, which includes approximately $2.8 million for Interpublic's share of earnings through December 31,1995, additional goodwill amortization of $1.0 million will be recognized per year before consideration of contingent earnout amounts (for which the Company will recognize 100% of the increased amortization). Corporate overhead of $4.7 million for the year ended December 31, 1995 decreased by $.9 million, or 16%, from $5.6 million for the year ended December 31, 1994, due primarily to charges for certain one-time employment terminations taken in 1994.

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

     The Company's recorded music division recognized operating income of $0.01 million (after inclusion of selling, general and administrative expenses of $6.2 million), for the year ended December 31, 1995, compared to an operating loss of $0.5 million (after inclusion of selling, general and administrative expenses of $5.8 million) for the year ended December 31, 1994. Such increase was primarily attributable to the increased revenue discussed above.

     Foreign Currency Exchange Gain

     The Company recognized a foreign currency exchange gain of $0.3 million for the year ended December 31, 1995, compared to a foreign currency exchange gain of $0.1 million at December 31, 1994 which results from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. Dollars as of December 31, 1995 and 1994, respectively. The Company has not entered into any foreign currency swap agreements or any other foreign currency hedging activities. The Company has experienced in the past, and may experience in the future, gains and losses as a result of fluctuations in exchange rates.

     Interest Expense

     Interest expense, net of interest capitalized ($1.2 million) and interest income ($0.7 million), increased by $3.6 million, or 63%, to $9.3 million for the year ended December 31, 1995, from $5.7 million, net of interest capitalized ($0.4 million) and interest income ($0.2 million), for the year ended December 31, 1994, due to increased borrowings in connection with the Fremantle International Acquisition and as a result of increased production activities. The Company expects that the trend of increased interest costs will continue in part as a result of increased borrowings in connection with the Mark Goodson Acquisition and the purchase of the balance of the equity of the LLC.

     Income Taxes

     The Company recorded a tax provision for the years ended December 31, 1995 and 1994 in the amount of $5.2 million and $0.3 million, respectively, which reflects an expected effective tax rate for both 1995 and 1994 of 42%.

     Net Income

     Net income increased by $6.7 million to $7.2 million for the year ended December 31, 1995, from a net income of $.5 million for the year ended December 31, 1994, as a result of factors discussed above. Earnings per share increased to $0.87 per share for the year ended December 31, 1995, compared to income of $0.07 per share for the year ended December 31, 1994, due to the period to period increase in net income partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and bank and other third party financings. The proceeds of these financings were used to complete the Mark Goodson Acquisition, the Fremantle International Acquisition and the LBS Acquisition, to finance the Company's operations, including the production of Baywatch, Baywatch Nights and The Adventures of Sinbad, and for general operating expenses.

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155.0 million, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. In connection with the amendment and restatement, the Company initially utilized $30.0 million of the Restructured Credit
Facility: (i) to pay notes payable of $15.4 million, including accrued interest, to Interpublic; (ii) to purchase, for $10.0 million, a portion of certain outstanding Convertible Notes; (iii) to pay closing fees of $2.5 million in connection with the amendment and restatement; and (iv) $2.1 million for production and general corporate purposes. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, either: (i) LIBOR plus
1 1/2% (ranging from 6.19% to 7.0% as of March 10, 1997); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (8.75% as of March 10, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of February 28, 1997, the Company had outstanding borrowings of $76.3 million under the Restructured Credit Facility with $60.3 million available for borrowing. As of February 28, 1996, the Company had cash, cash equivalents and borrowing capacity of approximately $87.0 million. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining prior bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before the funding of each season of certain television series. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to All American Communications, Inc. or as "Foreign Loans" to All American Netherlands B.V., subject to borrowing base availability. All outstanding loans as of March 10, 1997 are "Domestic Loans." Substantially all of the Company's assets (other than real property) are pledged as collateral under the Restructured Credit Facility agreement.

     On October 11, 1996, the Company issued $100.0 million principal amount of 10 7/8% Senior, Subordinated Notes due 2001 ("Senior Notes") in a private placement offering to Goldman, Sachs & Co. and Chase Securities, Inc. (the "Initial Purchasers"). The Senior Notes are unsecured obligations of the Company which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semi-annually each April 15 and October 15 (commencing April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96.0 million. Net proceeds were used principally to purchase and redeem the Company's 6 1/2% Convertible Subordinated Notes Due 2003, to repurchase approximately 500,000 shares of the Class B Common Stock and to temporarily repay bank borrowings. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

     The Indenture imposes certain covenants and conditions upon the Company, including but not limited to restrictions or limits on making certain payments or investments, limits on certain transactions, limits on liens, limits on merger, consolidation and sale of assets, limits on senior subordinated debt, limits on business activities and change of control provisions. In the event the Company enters into a letter of intent or makes a public announcement (a "Sale Transaction Triggering Event") during the first 18 months after October 4, 1996 with respect to the sale of all of the Company's capital stock (whether by merger, consolidation or otherwise), or all or substantially all of the Company's assets (a "Sale Transaction"), the Company may, subsequent to the closing of such Sale Transaction, redeem up to $100.0 million in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, provided that the Sale Transaction closes within 120 days after the date of such letter of intent or public announcement and, that notice of such redemption shall be given within 30 days of the date of the closing of such Sale Transaction. In addition, during the first 18 months after October 4, 1996, the Company may redeem up to $35.0 million in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of a public offering of common stock of the Company, provided that at least $65.0 million in aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption and, that notice of such redemption shall be given within 30 days of the date of the closing of such public offering. Following a Change of Control (as defined in the Indenture), the Company will be required to offer to purchase all or any part of the Senior Notes tendered at the option of the holders thereof at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

     In connection with the private placement offering, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") with the Initial Purchasers, granting certain exchange registration rights ("Exchange Offer") to the holders of the Original Notes (as defined in the Registration Rights Agreement). As of December 11, 1996 (the expiration date of the Exchange Offer), the Exchange Offer was completed, and all original notes were exchanged for publicly tradable notes.

     In December 1995, the Company sold 3.2 million newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The terms of the Class B Common Stock are identical to those of the Company's Class A Common Stock, except the Class B Common Stock is non-voting other than as required by law. Net proceeds from the Stock Offering totaled $30.5 million after deducting the underwriters' discount of $2.4 million and offering expenses of $.7 million.

     In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") in the aggregate principal amount of $60.0 million. On November 27, 1996, the Company redeemed the remaining outstanding Convertible Notes. Through November 27, 1996, $16.1 million principal amount of the Convertible Notes had been converted into the Company's Common Stock, the Company had purchased and retired $22.9 million principal amount and redeemed $21.0 million principal amount of the Convertible Notes. The Convertible Notes were redeemed for 104.643% of par, plus accrued interest. The net expense of the redemption and purchase of certain of the Convertible Notes, was $2.4 million. Such cost, net of the related tax benefit of $1.0 million, has been treated as an extraordinary charge on the statement of operations.

     During the year ended December 31, 1996, the Company generated cash of $11.2 million from its operations which was an increase in net cash provided from operations of $28.2 million compared to the $17.0 million of net cash used by its operations during the year ended December 31, 1995. This positive cash flow from operations was due primarily to increased cash flow from earnings of $13.5 million as compared with the 1995 period, a decrease in accounts receivables of $10.8 million (primarily from collections on the strip syndication of Baywatch) and an increase in accounts payable, accrued expenses and royalties payable of $8.4 million, partially offset by net payments to producers and participants of $12.7 million and net additions to television program costs of $111.5 million (primarily related to the 1996/1997 broadcast season) as compared with net additions of $96.6 million in the 1995 period. During the year ended December 31, 1996, the Company utilized $39.9 million from investing activities, principally related to the Mark Goodson Acquisition. The Company experienced a net increase in cash flow from financing activities of $50.0 million during the year, primarily due to the issuance of the Senior Notes, partially offset by the Company's redemption of its Convertible Notes. The Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, out of its lines of credit or outside sources.

     As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, the continued release of recorded music product requiring related marketing, promotion and recording expenses and debt servicing costs. The commencement of production of television programming for the 1996/1997 broadcast season has required the Company to incur substantial production costs associated with its television distribution operations. The Company believes that its existing working capital, together with borrowings under its bank line of credit, anticipated cash flows from operations and other available funding sources, will be sufficient to meet its expected working capital needs for at least the next twelve months.

     The Company, from time to time, considers the acquisition of businesses complementary to its current operations. Consummation of any such acquisition or other expansion of the business conducted by the Company, if beyond the Company's capital resources, would be subject to the Company securing additional financing to the extent required.

     Television Production and Distribution

     In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and the sale of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there is no assurance that such amounts will be recouped by the Company and, if not recouped, that such payments will not have a material adverse affect on the Company. In addition, the Company's working capital requirements in connection with its development and production activities relating to potential network programming are expected to increase substantially as a result of the Company's agreement, effective August 1995, with The Gerber Company. The cost of production of network programming is typically partially offset by the related network license fee. See "Business -- Television Operations -- Domestic Television Production."

     The Company and Atlantis Releasing B.V. ("Atlantis") have produced 22 one-hour live action episodes of a new series entitled The Adventures of Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing $0.7 million of the $0.9 million per episode production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons, exercisable on or before February 15 of each of such subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company has exercised its option to cause Atlantis to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. The Company's share of the total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales;
(ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund these productions through a combination of the advertiser sales and international sales.

     The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $7.5 million. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3.5 million, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

     The Company has an option to enter into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day a week talk show program for the 1997/1998 broadcast season entitled the Arthel/Fred Talk Show. The estimated production budget will be approximately $0.3 million per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through the advertiser sales.

     The Company has entered into a distribution agreement with SAT 1 in Germany for the distribution of a weekly, one-hour, reality show for the 1997/1998 broadcast season. The estimated budget for this program is approximately $9.5 million. While the license fee for the program is in excess of the estimated budget, there is no assurance that the license fee will cover the actual costs of production.

     In December 1996, the Company completed production of 22 one-hour episodes of Baywatch for the 1996/1997 broadcast season. The total production budget of approximately $23.0 million for the 1996/1997 broadcast season was funded through a combination of: (i) borrowings under the Restructured Credit Facility;
(ii) cash payments by The Fremantle Corporation (a company not related to AAFI and Fremantle) pursuant to its foreign distribution agreement with the Company;
(iii) proceeds from the Senior Note offering; and (iv) working capital, pending receipt of license fees and advertiser sales. The Company has exercised its option with the producers of Baywatch to produce 22 episodes of Baywatch for the 1997/1998 broadcast season. The total production budget of approximately $24.0 million for the 1997/1998 broadcast season is expected to be funded primarily through a combination of: (i) borrowings under the Restructured Credit Facility;
(ii) cash payments by The Fremantle Corporation; (iii) collection of advertiser sales; and (iv) working capital, pending receipt of license fees and advertiser sales.

     Through March 10, 1997, the Company completed production on 22 episodes of Baywatch Nights for the 1996/1997 broadcast season. The total production budget of approximately $21.0 million for the 1996/1997 broadcast season was funded through a combination of: (i) borrowings under the Restructured Credit Facility;
(ii) cash payments received from international licensees; (iii) collections of license fees and advertiser sales; and (iv) proceeds from the Senior Note offering.

     Recorded Music Operations

     The Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses, which require substantial capital.

     The Company currently has a roster of 10 active recording artists. Additionally, the Company contracts from time to time with other artists or entities for the production of recorded music for its special projects division. Such growth has required the Company to fund artist advances and recording costs. Artist advances, recording costs and other overhead and marketing expenses are funded with cash flows from operations and by the Company's working capital credit facility.

     Minimum contractual commitments to existing artists totaled approximately $0.6 million at March 12, 1997, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 7, 1996, the Audit Committee (the "Audit Committee") of the Company approved the engagement of Price Waterhouse LLP as its independent accountants as a replacement of the Company's prior independent accountants, Ernst & Young LLP.

     The audit reports of Ernst & Young LLP on the consolidated financial statements of the Company for the two fiscal years ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     Ernst & Young LLP audited the Company's 1995 and 1994 financial statements in addition to auditing financial statements for certain prior fiscal years. In connection with the Company's two fiscal years ended December 31, 1995 and any subsequent interim period, the Company believes that there were no disagreements with Ernst & Young LLP on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. However, following discussions with Ernst & Young LLP subsequent to their termination, the Company notes two accounting matters which Ernst & Young LLP believes constitute disagreements within the meaning of Item 304 of Regulation S-K but which were both resolved to Ernst & Young LLP's satisfaction prior to the issuance of their reports on the aforementioned financial statements.

     The first matter involved certain communications between the Company and Ernst & Young LLP involving the Company's accounting during certain periods prior to the 1994 reporting period for the capitalization and deferral of advance royalties paid to recording artists. As recently as March 1996, the Company contended, subject to the receipt of additional information, that Ernst & Young LLP had recently interpreted such standards differently (and less restrictively) in dealings with another publicly traded music client. Ernst & Young LLP has advised the Company that such standards have been interpreted on a consistent basis in relation to all of its clients in accordance with generally accepted accounting principles.

     The second matter, in connection with the audit of the financial statements for the year ended December 31, 1995, involved a proposed reduction of $0.7 million by the Company in the reserve accounts in the recorded music segment and an equal increase in the reserve accounts in the television segment. After Ernst & Young LLP informed the Company's management that the full amount of the adjustment could not be supported, the Company did not make such adjustment.

     In connection with the Company's audit for the current fiscal year, the Company solicited bids from independent accountants, including Ernst & Young LLP, for accounting services to be provided to the Company. Ernst & Young LLP submitted a bid but was not selected, and thus its services have been terminated. The winning bidder was Price Waterhouse LLP.

     The Company requested Ernst & Young LLP to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Ernst & Young LLP agrees with the statements made by the Company in response to this matter and, if not, stating the respects in which Ernst & Young LLP does not agree. The letter, as received from Ernst & Young LLP, indicated their agreement with the statements made by the Company in response to this matter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1996) in the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1996) in the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1996) in the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (December 31, 1996) in the Company's definitive Proxy Statement in connection with its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (as amended) or in an amendment to this Annual Report on Form 10-K under Form 10K/A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
        Report of Price Waterhouse LLP, Independent Accountants.......................  F-1
        Report of Ernst & Young LLP, Independent Auditors.............................  F-2
        Consolidated Balance Sheets at December 31, 1996 and 1995.....................  F-3
        Consolidated Statements of Operations for Years Ended December 31, 1996, 1995
          and 1994....................................................................  F-4
        Consolidated Statements of Stockholders' Equity for Years Ended December 31,
          1996, 1995 and 1994.........................................................  F-5
        Consolidated Statements of Cash Flows for Years Ended December 31, 1996, 1995
          and 1994....................................................................  F-6
        Notes to Consolidated Financial Statements....................................  F-7

     The following financial statement schedule of the Company and its subsidiaries is included in Item 14(a)(1):

                                                                                  PAGE
                                                                                  ----
Schedule II     Valuation and Qualifying Accounts...............................  S-1

     All other financial statement schedules not listed above have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (2) EXHIBITS

         2.1        Agreement dated as of June 30, 1994 as amended and restated as of August
                    3, 1994 by and among the Company, Fremantle International, Inc. and The
                    Interpublic Group of Companies, Inc. (incorporated by reference to Exhibit
                    99.2 of the Registrant's Form 8-K/A dated August 3, 1994).
         3.1        Restated Certificate of Incorporation of the Registrant filed on February
                    25, 1991 with the Secretary of State of the State of Delaware
                    (incorporated by reference to the same numbered Exhibit to the
                    Registrant's March 1991 Form 10-Q).
         3.2        Restated Bylaws of the Registrant dated February 25, 1991 (incorporated by reference to the same numbered Exhibit to the Registrant's March 1991 Form
                    10-Q).
         3.3        [Deleted]
         3.4        Certificate of Amendment to Restated Certificate of Incorporation of the
                    Registrant filed on March 20, 1992 with the Secretary of State of the
                    State of Delaware (incorporated by reference to the same numbered Exhibit to the Registrant's Amendment No. 1 to Form S-1 Registration Statement
                    filed with the Securities and Exchange Commission on April 3, 1992 (the
                    "Amendment No. 1 to Form S-1")).
         3.5        [Deleted]
         4.1        Specimen Certificate for Common Stock (incorporated by reference to the same numbered Exhibit to the Amendment No. 1 to Form S-1).
         4.2        1994 Stock Incentive Plan (incorporated by reference to the same numbered
                    Exhibit to the Registrant's June 30, 1994 Form 10-Q).
         4.3        Purchase Agreement, dated October 4, 1996, by and between All American
                    Communications, Inc. and Goldman, Sachs & Co. (incorporated by reference to the same numbered Exhibit to the Registrant's October 22, 1996 Form 8-K
                    (the "October 22, 1996 Form 8-K"))
         4.4        Registration Rights Agreement, dated as of October 11, 1996, by and among
                    All American Communications, Inc., Goldman, Sachs & Co, and Chase
                    Securities, Inc. (incorporated by reference to the same numbered Exhibit to the October 22, 1996 Form 8-K)
         4.5        Indenture, dated as of October 11, 1996, by and between All American
                    Communications, Inc. and U.S. Trust Company of California, N.A., and Form
                    of Qualified Institutional Buyer Note, Institutional Accredited Investor
                    Note and Regulation S Temporary Global Note attached thereto as Exhibits
                    (incorporated by reference to the same numbered Exhibit to the October 22,
                    1996 Form 8-K)
         9.1        Shareholders Voting Agreement dated August 3, 1994 between The Interpublic
                    Group of Companies, the Company and certain of the Companies shareholders
                    (incorporated by reference to the same numbered Exhibit to the
                    Registrant's June 30, 1994 Form 10-Q).

         9.2        Shareholders Agreement dated as of February 25, 1991 between the Company,
                    Anthony J. Scotti, Benjamin J. Scotti, Thomas Bradshaw, Myron Roth, Sydney
                    D. Vinnedge, George Back and Joseph E. Kovacs (incorporated by reference to the same numbered Exhibit to the Registrant's December 31, 1990 Form
                    10-K).
         9.2.1      Extended Shareholders Agreement effective as of August 25, 1996 between the Company, Anthony J. Scotti, Benjamin J. Scotti, Thomas Bradshaw and
                    Sydney D. Vinnedge.
        10.1        Employment Agreement dated as of February 25, 1991 between All American
                    Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the Registrant's December 31, 1990 Form
                    10-K).
        10.1.1      Amendment to Employment Agreement dated as of February 25, 1991 between
                    All American Communications, Inc. and Anthony J. Scotti (incorporated by reference to the same numbered Exhibit to the Registrant's Form S-1
                    Registration Statement filed with the Securities and Exchange Commission on January 27, 1992 as thereafter amended and declared effective on May 7,
                    1992 (the "1992 Form S-1")).
        10.1.2      Second Amendment to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Anthony J. Scotti
                    (incorporated by reference to the same numbered Exhibit to the
                    Registrant's December 31, 1994 Form 10-K).
        10.1.3      Third Amendment dated May 1, 1995 to Employment Agreement dated as of
                    February 25, 1991 between All American Communications, Inc. and Anthony J.
                    Scotti (incorporated by reference to the same numbered Exhibit to the
                    Registrant's December 31, 1994 Form 10-K).
        10.1.4      Fourth Amendment dated February 26, 1996 to Employment Agreement dated as of February 25, 1991 between All American Communications, Inc. and Anthony
                    J. Scotti (incorporated by reference to the same numbered Exhibit to the
                    Registrant's March 31, 1996 Form 10-Q).
        10.2        [Deleted]
        10.2.1      [Deleted]
        10.3        Employment Agreement dated as of February 12, 1996 between All American
                    Communications, Inc. and Thomas Bradshaw (incorporated by reference to
                    Exhibit 10.3.2 to the Registrant's March 31, 1996 Form 10-Q).
        10.3.1      [Deleted]
        10.3.2      [Deleted]
        10.4        Employment Agreement dated as of February 12, 1996 between All American
                    Communications, Inc. and Benjamin J. Scotti (incorporated by reference to
                    Exhibit 10.4.2 to the Registrant's March 31, 1996 Form 10-Q).
        10.4.1      [Deleted]
        10.4.2      [Deleted]
        10.5        Employment Agreement dated as of February 25, 1991 between All American
                    Communications, Inc. and Sydney Vinnedge (incorporated by reference to the same numbered to the Registrant's December 31, 1990 Form 10-K).
        10.5.1      Amendment to Employment Agreement dated as of February 25, 1991 between
                    All American Communications, Inc. and Sydney Vinnedge (incorporated by reference to the same numbered Exhibit to the 1992 Form S-1).
        10.5.2      Second Amendment to Employment Agreement dated as of January 7, 1992 between All American Communications, Inc. and Sydney Vinnedge
                    (incorporated by reference to the same numbered Exhibit to the Amendment
                    No. 1 to 1992 Form S-1).

        10.6        Employment Agreement, dated as of July 1, 1990, between All American
                    Television, Inc. and George Back (incorporated by reference to Exhibit
                    10.1 to the Registrant's June 30, 1990 Form 10-Q).
        10.6.1      Second Amendment to Employment Agreement dated January 7, 1992 between All
                    American Communications, Inc. and George Back (incorporated by reference to the same numbered Exhibit to the Amendment No. 1 to Form S-1).
        10.7        Shared Facilities and Services Agreement dated as of August 2, 1994 by and between All American Communications, Inc. and Fremantle International,
                    Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's
                    December 31, 1994 Form 10-K).
        10.8        Registration Rights Agreement dated as of August 3, 1994 by and between
                    All American Communications, Inc. and the Interpublic Group of Companies,
                    Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's
                    December 31, 1994 Form 10-K).
        10.9        Option Letter, dated August 3, 1994, from The Interpublic Group of
                    Companies, Inc., and Fremantle International, Inc. to All American
                    Communications, Inc. (incorporated by reference to Exhibit 10.12 to the
                    Registrant's December 31, 1994 Form 10-K).
        10.10       Exclusive License Agreement dated as of December 15, 1994 between The
                    Baywatch Nights Production Company and Taurus Film & Co. (confidential treatment granted) (incorporated by reference to Exhibit 10.13 to the
                    Registrant's December 31, 1994 Form 10-K).
        10.11       Letter Agreement dated as of June 10, 1994 to that certain Outline of
                    Terms dated May 10, 1991 as amended by that certain letter dated February
                    16, 1993 by and between The Baywatch Nights Production Company, on the one hand, and Michael Berk, Douglas Schwartz and Gregory Bonnan, on the other hands (incorporated by reference to Exhibit 10.2 to the Registrant's
                    September 30, 1994 Form 10-Q).
        10.12       Standard Industrial Lease Agreement dated October 31, 1994 between All
                    American Communications, Inc and Wilshire Lincoln Properties (incorporated by reference to Exhibit 10.3 to the Registrant's September 30, 1994 Form
                    10-Q).
        10.13       Secured Promissory Note dated October 19, 1994 between All American
                    Communications, Inc. and Thomas Bradshaw (incorporated by reference to
                    Exhibit 10.4 to the Registrant's September 30, 1994 Form 10-Q).
        10.14       Second Modification of Warrant and Warrant Agreement dated as of November
                    5, 1993 between All American Communications, Inc. and Jefferson Capital
                    Group, Ltd. (incorporated by reference to Exhibit 10.35.2 to the 1994 Form
                    S-1).
        10.15       Office Building Lease dated December 13, 1991 for 5301 Beethoven Street,
                    Los Angeles, California between All American Communications, Inc. and
                    Harvey Capital Corp. (incorporated by reference to Exhibit 10.6 to the
                    1992 Form S-1).
        10.16       Amendment No. 1 dated April 30, 1992, Amendment No. 2 dated September 14,
                    1993 and Amendment No. 3 dated March 14, 1994, in each case, to the Office
                    Building Lease dated December 13, 1991 for 5301 Beethoven Street, Los
                    Angeles, California (incorporated by reference to Exhibit 10.40.1 to the
                    Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1993) Amendment No. 4 dated October 11, 1994 and Amendment No. 5 dated
                    November 6, 1994 to the Office and Building Lease dated December 13, 1991 for 5301 Beethoven Street, Los Angeles, California (incorporated by reference to Exhibit 10.19 to the Registrant's December 31, 1994 Form
                    10-K).
        10.16.1     Industrial-Commercial Lease dated May 28, 1991 (and amendment) for 5433
                    Beethoven Street, Los Angeles, California between The Baywatch Production
                    Company and Jerome Cohen, Trustee of the Fannie Delman 1982 Trust et. al.
                    (incorporated by reference to Exhibit 10.19 to the December 31, 1994 Form
                    S-1).

        10.17       Industrial-Commercial Lease dated May 28, 1991 (and amendment) for 5433
                    Beethoven Street, Los Angeles, California between The Baywatch Production
                    Company and Jerome Cohen, Trustee of the Fannie Delman 1983 Trust et. al.
                    (incorporated by reference to Exhibit 10.41 to the 1992 Form S-1).
        10.18       Modification of Agreement of Sublease, dated as of February 8, 1993, for
                    875 Third Avenue, New York, New York between Grey Advertising, Inc. and
                    LBS Communications, Inc. (incorporated by reference to Exhibit number
                    10.62 to the Registrant's December 31, 1992 Form 10-K).
        10.19       [Deleted]
        10.19.1     [Deleted]
        10.20       Lease, dated as of December 7, 1993, for 1325 Avenue of the Americas
                    between All American Television, Inc. and 1325 Limited Partnership
                    (incorporated by reference to the Exhibit 10.13 to the 1994 Form S-1).
        10.21       Asset Purchase Agreement dated as of October 6, 1995 between and among
                    Mark Goodson Productions, L.P., the Child's Play Company, Mark Goodson
                    Productions, LLC, The Interpublic Group of Companies, Inc., the
                    Co-Executors of the Estate of Mark Goodson and All American
                    Communications, Inc. (incorporated by reference to Exhibit 10.1 to the
                    Registrant's Current Report on Form 8-K dated October 12, 1995 (the
                    "October 12, 1995 Form 8-K").
        10.22       License Agreement between Mark Goodson Productions, LLC and All American
                    Goodson, Inc. dated as of October 6, 1995 (incorporated by reference to
                    Exhibit 10.3 to the October 12, 1995 Form 8-K).
        10.23       Network License Agreement between All American Goodson, Inc. and
                    Interpublic Game Shows, Inc. dated as of October 6, 1995 (incorporated by reference to Exhibit 10.2 to the October 12, 1995 Form 8-K).
        10.24       [Deleted]
        10.25       Amended and Restated Operating Agreement among All American
                    Communications, Inc., All American Goodson, Inc., The Interpublic Group of
                    Companies, Inc. and Interpublic Game Shows, Inc. dated as of October 6,
                    1995 (incorporated by reference to Exhibit 10.6 to the October 12, 1995
                    Form 8-K).
        10.26       Credit, Security, Guaranty and Pledge Agreement dated April 13, 1995 as
                    Amended and Restated as of October 23, 1996, by and among the Company and the lenders named therein (incorporated by reference to the same numbered
                    Exhibit to the Registrant's Current Report on Form 8-K filed November 5,
                    1996).
        10.27       [Deleted]
        10.28       Network Production Agreement between Interpublic Game Shows, Inc. and TPIR
                    LLC, dated as of October 6, 1995 (incorporated by reference to Exhibit
                    10.4 to the Registrant's Current Report on Form 8-K filed October 12,
                    1995).
        10.29       Agreement dated as of May 1, 1995 between USA NETWORKS and All American
                    Television (incorporated by reference to the same numbered Exhibit to the
                    Amendment No. 2 to Form S-2).
        10.42       Stock Purchase Agreement, dated July 19, 1996, by and among All American
                    Communications, Inc., Orbis Entertainment Company, Inc., Robert L. Turner,
                    Ethan J. Podell and Alexandra Buhler Jewett (incorporated by reference to
                    Exhibit 10.42 to the Registrant's Current Report on Form 8-K dated July
                    19, 1996, (incorporated by reference to the same numbered Exhibit to the
                    Registrant's June 30, 1996 Form 10-Q).
        11          Statement re Computation of Per Share Earnings.
        23.1        Consent of Independent Accountants.

        23.2        Consent of Independent Auditors.

(b) REPORTS ON FORM 8-K:

     Current Report on Form 8-K, dated October 22, 1996, regarding the Company's placement of $100.0 million principal amount of its 10 7/8% Senior Subordinated Notes due 2001.

     Current Report on Form 8-K, dated November 5, 1996, regarding the Company's Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of April 13, 1995 as amended and restated as of October 23, 1996, and the Company's notice of redemption dated October 28, 1996 related to its then outstanding
6 1/2% Convertible Subordinated Notes due 2003.

                       REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALL AMERICAN COMMUNICATIONS, INC.

     We have audited the accompanying consolidated balance sheet of All American Communications, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended. Our audit also included an audit of the financial statement schedule for the year ended December 31, 1996 listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Communications, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended December 31, 1996 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Los Angeles, California
February 27, 1997

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALL AMERICAN COMMUNICATIONS, INC.

     We have audited the accompanying consolidated balance sheet of All American Communications, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial information shown for each of the two years in the period ended December 31, 1995 in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Communications, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial information shown for each of the two years in the period ended December 31, 1995 in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Los Angeles, California
March 4, 1996

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Cash and cash equivalents..............................................  $ 33,858     $ 13,126
Restricted cash -- Note 1..............................................        --        6,968
Trade receivables, less allowances of $3,716 and $2,980 at December 31,
  1996 and 1995, respectively..........................................   106,108      103,896
Unbilled receivables, less imputed interest of $1,078 and $2,354 at
  December 31, 1996 and 1995, respectively -- Note 1...................     3,874       11,685
Inventory, net.........................................................       848        1,018
Advances to recording artists, net.....................................       225          544
Television program costs, less accumulated amortization of $322,864 and
  $228,942 at December 31, 1996 and 1995, respectively -- Note 4.......    94,031       74,644
Property and equipment, less accumulated depreciation and
  amortization -- Note 3...............................................     4,116        4,526
Investment in unconsolidated affiliate -- Note 2.......................        --       29,130
Goodwill, less accumulated amortization of $8,241 and $3,384 at
  December 31, 1996 and 1995, respectively -- Notes 1 and 2............   106,990       49,403
Other -- Note 8........................................................     9,685        6,642
                                                                         --------     --------
Total assets...........................................................  $359,735     $301,582
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.....................................................  $  9,274     $ 14,293
  Accrued expenses.....................................................    35,310       19,823
  Royalties payable....................................................     5,386        4,435
  Deferred revenues....................................................       738          277
  Due to producers.....................................................    13,215       26,271
  Participations payable...............................................    26,600       30,979
  Notes payable -- Note 5..............................................   179,000      134,982
  Deferred taxes payable -- Note 9.....................................     2,242        2,242
                                                                         --------     --------
Total liabilities......................................................   271,765      233,302
                                                                         --------     --------
Commitments and contingencies -- Note 10
Stockholders' equity -- Notes 5, 6, 7 and 8 Preferred stock, authorized
  5,000,000 shares.....................................................        --           --
  Common stock, voting, $.0001 par value, authorized 20,000,000 shares, issued 6,933,713 in 1996 and 5,662,052 in 1995 (including treasury
     shares)...........................................................         1            1
  Common stock, Class B non-voting, $.0001 par value, authorized
     20,000,000 shares, 5,720,000 issued in 1996 and 5,720,000 in 1995
     (including treasury shares).......................................         1            1
  Additional paid-in capital...........................................    74,486       61,522
  Common stock in treasury, at cost, 528,200 shares and 0 shares Common
     Stock, Class B, respectively and 30,000 shares Common Stock in
     1996 and 1995.....................................................    (5,501)        (135)
  Retained earnings....................................................    19,625        6,939
  Currency translation adjustment......................................      (642)         (48)
                                                                         --------     --------
Total stockholders' equity.............................................    87,970       68,280
                                                                         --------     --------
Total liabilities and stockholders' equity.............................  $359,735     $301,582
                                                                         ========     ========

                            See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996            1995           1994
                                                        -----------     ----------     ----------
Revenues:
     Television.......................................  $   210,874     $  206,734     $   98,771
     Recorded music and merchandising -- Note 8.......       25,584         22,026         16,130
                                                        -----------     ----------     ----------
                                                            236,458        228,760        114,901
Expenses:
     Television.......................................      152,252        164,764         75,196
     Recorded music and merchandising.................       17,903         15,803         10,750
     Selling, general and administrative..............       26,197         24,102         21,523
     Goodwill amortization............................        4,602          2,399            971
                                                        -----------     ----------     ----------
                                                            200,954        207,068        108,440
Operating income......................................       35,504         21,692          6,461
Other income (expense):
     Interest income..................................        1,706            669            204
     Interest expense.................................      (12,719)        (9,959)        (5,929)
     Other............................................         (171)            95             49
                                                        -----------     ----------     ----------
                                                            (11,184)        (9,195)        (5,676)
                                                        -----------     ----------     ----------
Income before income taxes and extraordinary charge...       24,320         12,497            785
Provision for income taxes -- Note 9..................       10,214          5,249            330
                                                        -----------     ----------     ----------
Net income before extraordinary charge................       14,106          7,248            455
Extraordinary charge for redemption of Convertible
  Subordinated Notes, 6 1/2% due 2003, net of income
  tax benefit of $1,028 -- Notes 5 and 6..............       (1,420)            --             --
                                                        -----------     ----------     ----------
Net income............................................  $    12,686     $    7,248     $      455
                                                        ===========     ==========     ==========
Earnings per common and common equivalent share --
  Notes 1, 5 and 6:
     Net income before extraordinary charge...........  $      1.18     $     0.87     $     0.07
     Extraordinary charge.............................        (0.12)            --             --
                                                        -----------     ----------     ----------
     Net income.......................................  $      1.06     $     0.87     $     0.07
                                                        ===========     ==========     ==========
     Weighted average number of common and common
       equivalent shares outstanding..................   12,029,000      8,330,000      6,201,000
                                                        ===========     ==========     ==========

                            See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                    COMMON STOCK
                                     -------------------------------------------
                                                              CLASS B                            COMMON
                                                               (NON-                            STOCK AND      STOCK
                                                              VOTING)                            CLASS B    SUBSCRIPTIONS
                                       SHARES                 SHARES               ADDITIONAL    COMMON      RECEIVABLE
                                     ISSUED AND             ISSUED AND              PAID-IN     STOCK IN    AND DEFERRED
                                     OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT    CAPITAL     TREASURY    COMPENSATION
                                     -----------   ------   -----------   ------   ----------   ---------   ------------
Balance at December 31, 1993.......   4,825,971      $1             --     $ --     $  9,096     $  (135)      $ (695)
  Stock issued in connection with
    the Fremantle International
    Acquisition....................     630,000      --      2,520,000       --       20,000          --           --
  Payments on stock subscriptions
    receivable.....................          --      --             --       --           --          --          137
  Amortization of deferred
    compensation...................          --      --             --       --           --          --           60
  Cancellation of deferred
    compensation...................          --      --             --       --         (345)         --          345
  Currency translation adjustment..          --      --             --       --           --          --           --
  Net income.......................          --      --             --       --           --          --           --
                                                     --
                                      ---------              ---------      ---      -------     -------        -----
Balance at December 31, 1994.......   5,455,971       1      2,520,000       --       28,751        (135)        (153)
                                                     --
                                      ---------              ---------      ---      -------     -------        -----
  Net proceeds from public offering
    of Class B common stock........          --      --      3,200,000        1       30,534          --           --
  Conversion of 6 1/2% Convertible
    Subordinated Notes, net of
    related costs..................     206,081      --             --       --        2,237          --           --
  Payments on stock subscriptions
    receivable.....................          --      --             --       --           --          --          153
  Currency translation adjustment..          --      --             --       --           --          --           --
  Net income.......................          --      --             --       --           --          --           --
                                                     --
                                      ---------              ---------      ---      -------     -------        -----
Balance at December 31, 1995.......   5,662,052       1      5,720,000        1       61,522        (135)          --
                                                     --
                                      ---------              ---------      ---      -------     -------        -----
  Issuance of common stock for
    settlement of trade payables...      15,000      --             --       --          139          --           --
  Issuance of common stock on
    exercise of vested warrants and
    stock options..................      63,100      --             --       --          255          --           --
  Redemption, conversion,
    repurchase and retirement of
    6 1/2% Convertible Subordinated
    Notes, net of related costs....   1,193,561      --             --       --       12,570          --           --
  Repurchase of Class B common
    stock..........................          --      --             --       --           --      (5,366)          --
  Currency translation adjustment..          --      --             --       --           --          --           --
  Net income.......................          --      --             --       --           --          --           --
                                                     --
                                      ---------              ---------      ---      -------     -------        -----
Balance at December 31, 1996.......   6,933,713      $1      5,720,000     $  1     $ 74,486     $(5,501)      $   --
                                      =========      ==      =========      ===      =======     =======        =====


                                       RETAINED
                                       EARNINGS      CURRENCY
                                     (ACCUMULATED   TRANSLATION
                                       DEFICIT)     ADJUSTMENT    TOTAL
                                     ------------   ----------   -------
Balance at December 31, 1993.......    $   (764)      $   --     $ 7,503
  Stock issued in connection with
    the Fremantle International
    Acquisition....................          --           --      20,000
  Payments on stock subscriptions
    receivable.....................          --           --         137
  Amortization of deferred
    compensation...................          --           --          60
  Cancellation of deferred
    compensation...................          --           --          --
  Currency translation adjustment..          --          (72)        (72)
  Net income.......................         455           --         455

                                        -------        -----     -------
Balance at December 31, 1994.......        (309)         (72)     28,083

                                        -------        -----     -------
  Net proceeds from public offering
    of Class B common stock........          --           --      30,535
  Conversion of 6 1/2% Convertible
    Subordinated Notes, net of
    related costs..................          --           --       2,237
  Payments on stock subscriptions
    receivable.....................          --           --         153
  Currency translation adjustment..          --           24          24
  Net income.......................       7,248           --       7,248

                                        -------        -----     -------
Balance at December 31, 1995.......       6,939          (48)     68,280

                                        -------        -----     -------
  Issuance of common stock for
    settlement of trade payables...          --           --         139
  Issuance of common stock on
    exercise of vested warrants and
    stock options..................          --           --         255
  Redemption, conversion,
    repurchase and retirement of
    6 1/2% Convertible Subordinated
    Notes, net of related costs....          --           --      12,570
  Repurchase of Class B common
    stock..........................          --           --      (5,366)
  Currency translation adjustment..          --         (594)       (594)
  Net income.......................      12,686           --      12,686

                                        -------        -----     -------
Balance at December 31, 1996.......    $ 19,625       $ (642)    $87,970
                                        =======        =====     =======

                            See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1996          1995          1994
                                                                     ---------     ---------     --------
OPERATING ACTIVITIES
Net income.........................................................  $  12,686     $   7,248     $    455
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization of property and equipment and
    goodwill.......................................................      5,423         3,322        1,450
  Amortization of television program costs.........................     93,358        90,401       32,534
  Increase in allowance for doubtful accounts......................        714           169          287
  Increase (decrease) in allowance for sales returns...............        (37)          246          204
  Increase (decrease) in makegood reserve..........................         59        (1,290)         123
  Increase (decrease) in imputed interest discount.................     (1,276)        2,354           --
  Equity earnings in unconsolidated affiliate, net.................         --        (3,603)          --
  Extraordinary charge for redemption of Convertible Subordinated
    Notes, 6 1/2% due 2003, net of tax.............................      1,420            --           --
  Changes in operating assets and liabilities net of effects from acquisitions:
    Restricted cash................................................      2,628           102       (2,590)
    Trade receivables, inventory and advances to recording
      artists......................................................     11,267       (53,060)      (5,423)
    Deferred income tax benefits...................................         --           235         (235)
    Accounts payable, accrued expenses and royalties payable.......      8,369        18,596       (1,469)
    Due to producers and participations payable....................    (12,711)       12,881        4,797
    Additions to television program costs..........................   (111,510)      (96,608)     (43,490)
    Deferred revenues..............................................        461            20       (1,680)
    Deferred taxes payable.........................................         --         2,242          (94)
    Other assets...................................................        366          (226)         457
                                                                     ---------     ---------     --------
         Net cash provided (used) by operating activities..........     11,217       (16,971)     (14,674)
INVESTING ACTIVITIES
Purchase of property and equipment, net of book value of assets
  retired..........................................................     (1,360)       (1,677)        (497)
Purchase of Orbis, net of cash acquired............................     (2,323)           --           --
Purchase of Mark Goodson, net of cash acquired.....................    (27,972)      (25,785)          --
Contingent earn out from purchase of Mark Goodson..................     (8,207)           --           --
Purchase of Fremantle, net of cash acquired........................         --            --      (32,527)
                                                                     ---------     ---------     --------
         Net cash used by investing activities.....................    (39,862)      (27,462)     (33,024)
FINANCING ACTIVITIES
Repurchase of redeemable warrants..................................         --            --         (250)
Net proceeds from public offering of Class B common stock..........         --        30,535           --
Proceeds from issuance of Senior Notes, net of related costs.......     96,213            --           --
Redemption of Convertible Notes....................................    (44,659)           --           --
Repurchase of Class B common stock, including related costs........     (5,366)           --           --
Payments on stock subscriptions receivable.........................         --           153          137
Proceeds from borrowings...........................................    178,100       273,405       38,768
Repayments of borrowings...........................................   (206,457)     (276,396)     (18,849)
Restricted cash held for repayment of borrowings...................      4,340        (4,340)          --
Proceeds from borrowings -- purchase of Fremantle, net of issuance
  costs............................................................         --            --       33,878
Proceeds from borrowings -- purchase of Mark Goodson...............     27,800        25,000           --
                                                                     ---------     ---------     --------
         Net cash provided by financing activities.................     49,971        48,357       53,684
Effect of exchange rate changes on cash............................       (594)           24          (72)
                                                                     ---------     ---------     --------
Increase in cash...................................................     20,732         3,948        5,914
Cash and cash equivalents at beginning of period...................     13,126         9,178        3,264
                                                                     ---------     ---------     --------
Cash and cash equivalents at end of period.........................  $  33,858     $  13,126     $  9,178
                                                                     ==========    ==========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized...........................  $  11,355     $   9,496     $  5,552
                                                                     ==========    ==========    =========
    Income taxes...................................................  $   6,935     $   1,219     $    247
                                                                     ==========    ==========    =========

                            See accompanying notes.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

 1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), All American Entertainment, Inc. -- formerly Scotti Brothers Entertainment Industries, Inc. ("AAEI" or "SBEI"), All American Fremantle International, Inc. ("AAFI"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG"), All American Orbis, Inc. ("AAO"), All American Consumer Merchandising Group, Inc. ("AACM") and All American Netherlands B.V. ("AAN") (and together with their respective direct or indirect wholly-owned subsidiaries collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

     The Company's primary source of revenues is from the production, distribution and promotion of television programs. The Company has operations throughout the world, with activities located principally in the United States and Europe.

     Intangible Assets

     It is the Company's policy to evaluate the recovery of its intangible assets (principally goodwill) and to recognize impairment if it is probable that the recorded amounts are not recoverable from future undiscounted cash flows or if there is an event or change in circumstances which establish the existence of impairment indicators.

     Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of AAC and subsidiaries; all significant intercompany balances and transactions have been eliminated.

     Recognition of Revenues

     Minimum guaranteed revenues from domestic cash license agreements typically are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Advertising revenues (i.e., sales of advertising time received by the Company in lieu of cash license fees for the sale of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon the commencement of the license period of the program and the advertising time has been sold pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement, unless the program is not yet available for exhibition. Revenues under domestic and foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist principally of advance payments received on television contracts for which the program materials are not yet available for broadcast or exploitation.

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

     Domestic revenues from recorded music are recognized as units are shipped to customers. The Company provides for estimated future returns of recorded music product at the time when the products are initially

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

shipped. These provisions are based upon historical experience. Actual returns are charged against the reserve. Foreign distribution of recorded music is effected through a distributor in exchange for guaranteed nonrefundable advances against future royalties. Nonrefundable guaranties from foreign sales are recognized as product is delivered to the Company's foreign distributor.

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

     Restricted Cash

     Pursuant to the Company's lending agreement (prior to its amendment and restatement as of October 23, 1996), subject to certain exceptions for working capital, substantially all cash collected was required to be paid into accounts maintained by the lender and applied to the repayment of the outstanding borrowings as specified in the lending agreement. The cash held for repayment was included as restricted cash as of December 31, 1995. Additionally, amounts held in an interest bearing reserve account with respect to a dispute which has been settled were included as restricted cash in 1995.

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

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

     Depreciation and Amortization

     Property and equipment are carried at cost, and depreciation is computed using accelerated and straight line methods over the estimated useful lives of the assets, specifically thirty years for the Company owned building and ranging from three to ten years for the remaining assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements.

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

     Share Information; Earnings Per Share

     Primary earnings per share represent the per share income applicable to common stockholders and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the modified treasury stock method.

     During, 1996 the Company redeemed its outstanding 6 1/2% Convertible Subordinated Notes due 2003 (See Note 5). Accordingly, the fully diluted earnings per share calculations have been recomputed to eliminate the impact of the assumed conversion of the Convertible Notes, which were not considered to be common stock equivalents. The Convertible Notes which converted into shares of common stock have been included in the weighted average number of common shares from the date of such conversion. Fully diluted earnings per share, as recomputed, are materially the same as primary earnings per share and accordingly, have not been presented.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

     Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the current year's presentation.

 2. ACQUISITIONS

     Orbis Entertainment Company

     In July 1996, the Company consummated a stock purchase agreement ("Orbis Agreement") with Orbis Entertainment Company, Inc. ("Orbis"), a television production company, and the shareholders of Orbis (the "Orbis Acquisition") to purchase all of the outstanding shares of Orbis for an initial purchase price of $2.5 million, which has been paid. In addition to the initial purchase price, the Orbis Agreement, for the first five years, provides for a contingent earn out payment equal to 50% of net cash flow, as defined, and an additional contingent payment due after the fifth year based on the cash flows of Orbis in the fourth and fifth years, also as defined. Following the acquisition, the name of Orbis was changed to All American Orbis, Inc. ("AAO"). The Company has accounted for the Orbis Acquisition under the purchase accounting method. In July 1996, the Company entered into five year employment agreements with the AAO executives.

     Mark Goodson Productions

     In October 1995, the Company and The Interpublic Group of Companies ("Interpublic") consummated an acquisition, pursuant to which Mark Goodson Productions, LLC ((a 50% / 50% joint venture between the Company and Interpublic) the "LLC") acquired substantially all of the assets (excluding those relating to the lottery business) and assumed certain specified liabilities (collectively, with the Company's subsequent acquisition of the remaining 50 % of the LLC as described below, the "Mark Goodson Acquisition") of Mark Goodson Productions, L.P. and a related company (collectively, the "Sellers"). The Sellers were not affiliated with the Company. The purchase price paid by the Company for its undivided 50% interest of the Sellers' net assets acquired ("Mark Goodson Productions") consisted of a cash payment of $25,000,000, transaction costs of $785,000, and an as yet undetermined contingent purchase price. The contingent purchase price, payable to the Sellers, is to be earned and paid based on the income (as defined) resulting from a domestic television network contract and the actual exploitation of certain other domestic television rights. The total contingent purchase price is limited to $48,500,000 if paid (whether earned or not) during the first five years following October 6, 1995. Otherwise, the amount of contingent purchase price is unlimited to the extent that it is earned within the first ten years following October 6, 1995. At the end of ten years, no additional contingent purchase price accrues.

     In January 1996, the Company acquired from Interpublic the remaining 50% interest of Mark Goodson Productions LLC. As a result, the Company is responsible for the full share of the contingent purchase price, to the extent earned by the Sellers. Such contingent purchase price, which may total $48,500,000 by the fifth anniversary of the initial acquisition in October 1995, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. Through December 31, 1996, accrued contingent purchase price totaled $10,077,000 (including Interpublic's share through December 31, 1995 of $935,000).

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

As of December 31, 1996, goodwill, including the total initial purchase price of $53,757,000 (including deal costs of $901,000) and contingent purchase price totals $59,965,000 (before accumulated amortization of $2,657,000). The Company has accounted for its ownership of the LLC under the purchase accounting method effective January 1, 1996.

     Fremantle International, Inc.

     In August 1994, the Company acquired (the "Fremantle International Acquisition") certain assets and securities and assumed certain liabilities of Fremantle International, Inc. ("Fremantle") through the Company's newly formed whollyowned subsidiary, All American Fremantle International, Inc. ("AAFI"), from Interpublic (which at such time had no ownership interest in the Company). The consideration for the Fremantle International Acquisition consisted of 630,000 shares of the Company's Common Stock, 2,520,000 shares of nonvoting, $.0001 par value Class B common stock ("Class B Stock") and $31,500,000 in cash funded by a term loan from Chemical Bank (subsequently replaced by the Restructured Credit Facility -- see Note 5). The Company has accounted for the Fremantle International Acquisition as a purchase and has allocated the purchase price based on the estimated fair value of assets and liabilities acquired. The total consideration of $52,527,000 (including expenses related to the acquisition of $1,027,000) exceeds the estimated fair value of net assets acquired by $50,267,000 (goodwill); such goodwill is being amortized over 25 years. Results of operations of AAFII have been included in the Company's results from August 3, 1994.

 3. PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                   (IN THOUSANDS)
        Land.....................................................  $   403     $   403
        Building and improvements................................    1,704       1,669
        Sound studio and related equipment.......................    1,534       1,544
        Office furniture and fixtures............................    4,249       4,417
        Automobiles..............................................      163         163
        Other....................................................       39          39
                                                                   -------     -------
                                                                     8,092       8,235
        Less accumulated depreciation and amortization...........   (3,976)     (3,709)
                                                                   -------     -------
                                                                   $ 4,116     $ 4,526
                                                                   =======     =======

 4. TELEVISION PROGRAM COSTS

     Costs for television programs are comprised of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                   (IN THOUSANDS)
        Released, less accumulated amortization..................  $91,746     $73,902
        In process and development...............................    2,285         742
                                                                   -------     -------
                                                                   $94,031     $74,644
                                                                   =======     =======

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Based on management's estimates of gross revenues as of December 31, 1996, approximately 70% of the unamortized costs applicable to released television programming will be amortized during the three years ending December 31, 1999. Interest capitalized to television program costs during the periods ended December 31, 1996, 1995 and 1994 was approximately $876,000, $1,249,000 and
$399,000, respectively.

 5. NOTES PAYABLE

     Notes payable are comprised of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                 (IN THOUSANDS)
             Notes payable to banks............................  $ 79,000     $ 77,352
             10 7/8% Senior Subordinated Notes.................   100,000           --
             6 1/2% Convertible Subordinated Notes.............        --       57,630
                                                                 --------     --------
                                                                 $179,000     $134,982
                                                                 ========     ========

     Restructured Credit Facility

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155,000,000, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. In connection with the amendment and restatement, the Company initially utilized $30,000,000 of the Restructured Credit Facility:
(i) to pay notes payable of $15,448,000 (including accrued interest to Interpublic); (ii) to purchase ($10,000,000) a portion of certain outstanding Convertible Notes (defined below); (iii) to pay closing fees of $2,500,000 in connection with the amendment and restatement; and (iv) $2,052,000 for production and general corporate purposes. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, at either: (i) LIBOR plus 1 1/2% (ranging from 6.19% to 7.0% as of March 10, 1997); or (ii) the Alternate Base Rate (which is the greater of Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus
 1/2% (8.75% as of March 10, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of March 10, 1997, the Company had outstanding borrowings of $78,500,000 under the Restructured Credit Facility with $60,283,000 available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining prior bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before the funding of each season of certain television series. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to All American Communications, Inc. or as "Foreign Loans" to All American Netherlands B.V., subject to borrowing base availability. All outstanding loans as of March 10, 1997 are "Domestic Loans." Substantially all of the Company's assets (other than real property) are pledged as collateral under the Restructured Credit Facility.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Senior Subordinated Notes

     On October 11, 1996, the Company issued $100,000,000 in aggregate principal amount of 10 7/8% Senior, Subordinated Notes due 2001 ("Senior Notes") in a private placement offering to Goldman, Sachs & Co. and Chase Securities, Inc. (the "Initial Purchasers"). The Senior Notes are unsecured obligations of the Company which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semi-annually each April 15 and October 15 (commencing April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96,000,000. Net proceeds were used principally to purchase and redeem the Company's 6 1/2% Convertible Subordinated Notes Due 2003, to repurchase approximately 500,000 shares of the Class B Common Stock and to temporarily repay bank borrowings. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

     The Indenture imposes certain covenants and conditions upon the Company, including but not limited to restrictions or limits on making certain payments or investments, limits on certain transactions, limits on liens, limits on merger, consolidation and sale of assets, limits on senior subordinated debt, limits on business activities and change of control provisions. In the event that the Company enters into a letter of intent or makes a public announcement (a "Sale Transaction Triggering Event") during the first 18 months after October 4, 1996 with respect to the sale of all of the Company's capital stock (whether by merger, consolidation or otherwise) or all or substantially all of the Company's assets (a "Sale Transaction"), the Company may, subsequent to the closing of such Sale Transaction, redeem up to $100,000,000 in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, provided that the Sale Transaction closes within 120 days after the date of such letter of intent or public announcement and, that notice of such redemption shall be given within 30 days of the date of the closing of such Sale Transaction. In addition, during the first 18 months after October 4, 1996, the Company may redeem up to $35,000,000 in principal amount of the Senior Notes at a redemption price of 110 7/8% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of a public offering of common stock of the Company, provided that at least $65,000,000 in aggregate principal amount of the Senior Notes remain outstanding immediately after the occurrence of such redemption and that notice of such redemption shall be given within 30 days of the date of the closing of such public offering. Following a Change of Control (as defined in the Indenture), the Company will be required to offer to purchase all or any part of the Senior Notes tendered at the option of the holders thereof at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

     In connection with the private placement offering, the Company entered into a Registration Rights Agreement ("Registration Rights Agreement") with the Initial Purchasers, granting certain exchange registration rights ("Exchange Offer") to the holders of the Original Notes (as defined in the Registration Rights Agreement). On October 28, 1996, the Company filed a registration statement on Form S-4 pursuant to its obligations under the Registration Rights Agreement. On November 12, 1996, the Company amended such Form S-4 which, as amended, was declared effective by the Securities and Exchange Commission on such date. As of December 11, 1996 (the expiration date of the Exchange Offer), the Exchange Offer was completed and, all original notes were exchanged for publicly tradable notes.

     Convertible Subordinated Notes

     In October 1993, the Company issued its 6 1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") in the aggregate principal amount of $60,000,000. On November 27, 1996, the Company redeemed the remaining outstanding Convertible Notes. Through November 27, 1996, $16,096,000 principal amount of the Convertible Notes had been converted into the Company's Common Stock, the

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

Company had purchased and retired $22,914,000 principal amount and redeemed $20,990,000 principal amount of the Convertible Notes. The Convertible Notes were redeemed for 104.643% of par plus accrued interest. The net expense of the redemption and purchase of certain of the Convertible Notes was $2,448,000. Such cost, net of the related tax benefit of $1,028,000, has been treated as an extraordinary charge on the statement of operations.

 6. CAPITAL STOCK

     Through November 27, 1996, $16,096,000 principal amount of the Convertible Notes had been converted into approximately 1,400,000 shares of Common Stock. The remaining outstanding Convertible Notes were redeemed as of November 27, 1996 (See Note 5).

     In October 1996, the Company repurchased in the open market 528,200 shares of its Class B Common Stock for $5,366,000. Such repurchased shares are held in treasury as of December 31, 1996.

     In December 1995, the Company sold 3,200,000 newly issued shares of Class B Common Stock through an underwritten stock offering (the "Stock Offering"). The Class B Common Stock is identical to the Company's Common Stock, except the Class B Common Stock is non-voting. Net proceeds from the Stock Offering totaled approximately $30,535,000 after deducting the underwriters discount of $2,352,000 and offering expenses of approximately $853,000.

     Shares of the Company's Common Stock are reserved for issuance as follows:

                                                                        DECEMBER 31,
                                                                      ----------------
                                                                      1996       1995
                                                                      -----     ------
                                                                      (IN THOUSANDS)
             Grants under stock option plans........................  3,758      1,509
             Warrants granted.......................................    219        281
             Class B Common Stock -- non-voting.....................  5,720      5,720
             6 1/2% Convertible Subordinated Notes..................     --      5,011
                                                                      -----     ------
                                                                      9,697     12,521
                                                                      =====     ======

 7. STOCK OPTIONS AND WARRANTS

     The Company has granted options to purchase Common Stock and Class B Common Stock to eligible employees, directors and consultants under various stock option plans at, or in excess of, market value on the date of grant. The options generally expire in ten years and become exercisable either: (i) on the Company's achievement of specific performance targets as established by a committee appointed by the Board of Directors; or (ii) evenly over a five-year vesting period.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     A summary of stock option activity under all plans for each class of stock follows:

                                                                    COMMON STOCK
                                                      ----------------------------------------
                                                                         PRICE PER SHARE
                                                                    --------------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                       NUMBER                         EXERCISE
                                                      OF SHARES         RANGE          PRICE
                                                      ---------     -------------     --------
    Outstanding at December 31, 1993................    401,813     $4.00-  30.00      $ 5.19
      Granted.......................................    486,500      7.63-   8.50        8.16
      Exercised.....................................         --
      Forfeited.....................................   (325,000)     4.00-  11.00        4.27
                                                      ---------
    Outstanding at December 31, 1994................    563,313     $7.00-  30.00      $ 8.28
      Granted.......................................    456,500              9.13        9.13
      Exercised.....................................         --
      Forfeited.....................................     (5,000)             8.50        8.50
                                                      ---------
    Outstanding at December 31, 1995................  1,014,813     $7.00-  30.00      $ 8.66
      Granted.......................................    300,000      9.88-  10.86       10.04
      Exercised.....................................       (600)             8.50        8.50
      Forfeited.....................................    (17,463)     8.50-  30.00       12.59
                                                      ---------
    Outstanding at December 31, 1996................  1,296,750     $7.00-  14.50      $ 8.93
                                                      =========

                                                                CLASS B COMMON STOCK
                                                      ----------------------------------------
                                                                         PRICE PER SHARE
                                                                    --------------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                       NUMBER                         EXERCISE
                                                      OF SHARES         RANGE          PRICE
                                                      ---------     -------------     --------
    Outstanding at December 31, 1995................         --     $  ---     --      $   --
      Granted.......................................  1,971,000      7.88-   7.88        7.88
      Exercised.....................................         --
      Forfeited.....................................         --
                                                      ---------
    Outstanding at December 31, 1996................  1,971,000     $7.88-   7.88      $ 7.88
                                                      =========

     As of December 31, 1996, options for 7,500 shares of Common Stock were exercisable at $14.50 per share through July 2000. Additionally, options for 50,000 shares of Common Stock, granted during 1996 and expiring February 2001, have an exercise price of $10.86 per share which is equal to 110% of the market value on the date of grant. All other options are exercisable, upon vesting, at prices ranging from $7.00 to $10.52 per share.

     The Company has elected, as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), to account for its stock compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of such pronouncement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

free interest rates of 6.0% and 6.2%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's Common Stock of 0.40 and 0.45; volatility factors of the expected market price of the Company's Class B Common Stock for 1996 of 0.40; and a weighted average expected life of the options of 3 years.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                 1996        1995
                                                                -------     ------
            Pro forma net income before extraordinary
              charge........................................    $11,527     $6,737
            Pro forma net income............................    $10,107     $6,737
            Pro forma earnings per share before
              extraordinary charge..........................    $  0.97     $ 0.81
            Pro forma earnings per share....................    $  0.85     $ 0.81

     As of December 31, 1996, the weighted average remaining contractual life of options granted is 8.7 years. Assuming the exercise of all outstanding options, the Company would receive cash and increase equity by approximately $28,000,000, the exercise value of such options. Options exercisable at years ending December 31, follow:

                                                    COMMON STOCK           CLASS B COMMON STOCK
                                               -----------------------     ---------------------
                                                             WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE
                                                SHARES         PRICE       SHARES        PRICE
                                               ---------     ---------     -------     ---------
    1994......................................    63,063       $8.51            --          --
    1995......................................   123,013       $8.08            --          --
    1996...................................... 1,032,750       $9.06       123,000       $7.88

     In addition to stock options, the Company has granted warrants to purchase its Common Stock. As of December 31, 1996 warrants to purchase 218,750 shares of Common Stock at $11.00 per share remain outstanding and exercisable. Such warrants expire in February 1998.

     As of July 6, 1994, in connection with the employment agreement of an officer (such officer also being a Director), the Company granted a Restricted Stock Award ("RSA") for 30,000 shares with a vesting date of July 5, 1998. The RSA shares are subject to the terms of the Company's 1994 Stock Incentive Plan, as amended and the officer's employment agreement. Based on a closing bid price on July 6, 1994 of $7.25 per share, this grant is expected to generate expense of approximately $218,000 through July 5, 1998.

 8. RELATED PARTY TRANSACTIONS

     In November 1996, Jefferson Capital Group ("JCG") exercised warrants for the purchase of 62,500 shares of Common Stock at $4.00 per share. Such warrants were originally issued to JCG for investment services provided in connection with the Company's acquisition of AATV in 1991.

     The Company engaged JCG to provide investment banking services to the Company in connection with the Stock Offering, including advice regarding valuation and pricing of the transaction for fees and expenses totaling $25,000. A member of the Company's Board of Directors is the President and a significant stockholder of JCG. The Company has also agreed to indemnify JCG against any liabilities that it incurs in connection with the services provided, except due to JCG's gross negligence or willful misconduct.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

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

     Effective December 15, 1995, the Company entered into the WEA Distribution Agreement. A Director of the Company is the Chairman/CEO -- Warner Media Manufacturing & Distribution Group (a division of Time Warner, Inc.) with responsibility for WEA. Such Director recused himself from the negotiations between the Company and WEA which resulted in the WEA Distribution Agreement. Included in recorded music and merchandising revenues for 1995 is $3,000,000 related to a non-refundable, non recoupable advance.

     During 1994, the Company loaned $250,000 to Thomas Bradshaw, the Company's Chief Financial Officer, which loan is secured by a pledge of shares of Common Stock of the Company owned by Mr. Bradshaw. The loan bears interest at a rate of 8.0% per annum (equal to the rate then in effect under the Company's credit facility) and has been extended to mature upon expiration of Mr. Bradshaw's current employment agreement which is currently February 1999. The loan has been included with other assets in the accompanying consolidated balance sheets at December 31, 1996 and 1995.

     AAEI currently rents a building from two officers/members of the Board of Directors of the Company at a cost to AAEI of approximately $4,500 per month, which the Company believes to be a market rate. This building is used for office and warehouse space for the Company's recorded music operations.

 9. INCOME TAXES

     The provision for income taxes related to continuing operations is comprised of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1996        1995      1994
                                                           -------     ------     -----
                                                                  (IN THOUSANDS)
        Current:
          Federal........................................  $ 8,282     $  718     $  --
          State and local................................      513        195        13
          Foreign........................................    2,998      1,858       646
                                                           -------     ------     -----
                                                            11,793      2,771       659
                                                           -------     ------     -----
        Deferred:
          Federal........................................   (1,579)     2,478      (329)
          State..........................................       --         --        --
                                                           -------     ------     -----
                                                            (1,579)     2,478      (329)
                                                           -------     ------     -----
        Taxes provided before extraordinary charge.......   10,214      5,249       330
        Tax benefit on redemption of Convertible Notes...   (1,028)        --        --
                                                           -------     ------     -----
                  Total provision for income taxes.......  $ 9,186     $5,249     $ 330
                                                           =======     ======     =====

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Components of deferred income taxes as calculated under SFAS 109 as of December 31, 1996 and 1995 and 1994 are as follows:

                                                                 DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Amortization and depreciation.................  $(3,728)    $(4,018)    $(9,627)
        Accruals not currently deductible for tax
          purposes....................................    2,767       1,660       6,874
        Deferred revenues.............................      299         116         103
        Net operating loss carryover..................       --          --       2,466
        Foreign tax and investment tax credit
          carryover...................................       --          --       1,384
                                                        -------     -------     -------
                                                           (662)     (2,242)      1,200
        Valuation allowance...........................       --          --        (965)
                                                        -------     -------     -------
                                                        $  (662)    $(2,242)    $   235
                                                        =======     =======     =======

     Reconciliation of effective rate of income taxes related to continuing operations:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1996        1995      1994
                                                           -------     ------     -----
                                                                  (IN THOUSANDS)
        Provision for income taxes at statutory federal
          rate of 35%....................................  $ 8,512     $4,374     $ 275
        State and local income taxes.....................      333        127         9
        Foreign income taxes.............................       --         --       646
        Utilization of net operating losses, foreign and
          investment tax credits.........................       --        323      (329)
        Tax deductible items and other items.............    1,369        425      (271)
                                                           -------     ------     -----
        Provision for income taxes, before extraordinary
          charge.........................................  $10,214     $5,249     $ 330
                                                           =======     ======     =====

     Foreign taxes withheld on revenues were utilized for financial reporting purposes in determining the provision for income taxes. These amounts withheld in the periods ended December 31, 1996, 1995 and 1994 were $328,000, $246,000, and $646,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

     In December 1996, the Company completed production of 22 one-hour episodes of Baywatch for the 1996/1997 broadcast season. Additionally, the Company intends to produce 22 episodes of Baywatch for the 1997/1998 broadcast season for a production budget of approximately $24,000,000. The total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

     The Company and Atlantis Releasing B.V. ("Atlantis") have produced 22 one-hour live action episodes of a new series entitled The Adventures of Sinbad for the 1996/1997 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce up to 22 new episodes in each of the three subsequent broadcast seasons, exercisable on or before February 15 of each of such subsequent broadcast seasons. At the end of three years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

Company. The Company has exercised its option to cause Atlantis to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. The Company's share of the total production budget (approximately $750,000 of the $900,000 expected per episode production budget) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund these productions through a combination of the advertiser sales and international sales.

     The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $7,500,000. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3,500,000, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

     The Company has an option to enter into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day a week talk show program for the 1997/1998 broadcast season entitled the Arthel/Fred Talk Show. The estimated production budget will be approximately $300,000 per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through the advertiser sales.

     The Company has entered into a distribution agreement with SAT 1 in Germany for the distribution of a weekly, one-hour, reality show for the 1997/1998 broadcast season. The estimated budget for this program is approximately $9,500,000. While the license fee for the program is in excess of the estimated budget, there is no assurance that the license fee will cover the actual costs of production.

     Minimum commitments for advances to recording artists at December 31, 1996 amounted to approximately $700,000.

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

     In addition, since approximately November 1993, CLBN and its representatives have been reviewing certain books and records relating to the distribution and production of certain motion pictures by Minority Pictures, Inc. (formerly Scotti Brothers Pictures, Inc.) or its subsidiaries for which CLBN provided financing. In October 1994, CLBN requested that Minority Pictures, Inc. and various of its current and former affiliates (including All American Communications, Inc. and certain of its subsidiaries) execute a tolling agreement which would have tolled any claims which CLBN may have against such persons, including but not limited to

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

causes of action based on such financing. In December 1994, the Company responded that based upon the information provided by CLBN, or the lack thereof, it was extremely unclear whether there were any tenable claims against the Company and its subsidiaries and that the Company was therefore unwilling to enter into any tolling agreement. The Company and CLBN are currently engaged in discussions regarding the potential resolution of all of their disputes. While there is no assurance that these discussions will be successful in terminating the disputes, the Company believes that CLBN's claims will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is party to legal proceedings which are routine and incidental to the business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company leases office and production studio space under operating leases expiring at various dates through 2005. Renewal options are available on certain of these leases. The minimum lease payments, under noncancellable operating leases at December 31, 1996, are as follows:

                                                           MINIMUM CONTRACTUAL AMOUNTS
                                                    -----------------------------------------
                                                        LEASE          SUBLEASE     NET LEASE
                                                       PAYMENTS         INCOME      PAYMENTS
                                                    --------------     --------     ---------
                                                    (IN THOUSANDS)
          1997....................................      $ 2,123          $ 98        $ 2,025
          1998....................................        1,865           102          1,763
          1999....................................        1,412           106          1,306
          2000....................................        1,033            54            979
          2001....................................          859            --            859
        Thereafter................................        3,442            --          3,442
                                                        -------          ----        -------
                                                        $10,734          $360        $10,374
                                                        =======          ====        =======

     Rent expense of approximately $1,997,000, $1,404,000 and $1,014,000 is net of sublease income of $94,000, $85,000 and $57,000 and amounts capitalized to productions of $1,862,000, $774,000 and $288,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

11. FINANCIAL INSTRUMENTS

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, restricted cash and trade receivables.

     The Company maintains its cash balances at various financial institutions. These financial institutions are throughout the world, and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions holding significant account balances. As of December 31, 1996, no significant concentration of credit risk exists. As of December 31, 1995, a significant concentration of credit risk existed only with respect to the interest bearing restricted cash account held, pending resolution of a dispute (which dispute was resolved in 1996), with a single financial institution other than the Company's primary lender. The balance of such account is $0 and $2,551,000 at December 31, 1996 and 1995, respectively.

     The Company produces and sells television programs and recorded music product to domestic and foreign distributors. Sales of advertising time retained in television programming sold are to agencies representing national advertisers, primarily in the consumer products industry. The Company generally does not require collateral on trade receivables. Concentrations of credit risk on trade receivables exist only with

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

respect to the domestic recorded music trade receivable. The Company's domestic recorded music trade receivable ($3,521,000 and $5,810,000 at December 31, 1996 and 1995, respectively) is with WEA and BMG, respectively. Credit losses and returns of recorded music product have consistently been within management's expectations.

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments approximates their fair value with the exception of the Company's $100,000,000 in principal amount of 10 7/8% Senior Subordinated Notes ("Senior Notes"). The Senior Notes had a fair value of approximately $98,320,000 at December 31, 1996. Such fair value was determined using the quoted market price for the Senior Notes as of December 31, 1996.

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's activities consist of two business segments -- television production and distribution, and recorded music and merchandising. Summaries of financial information by business segment follow:

                                                              YEAR ENDED DECEMBER 31, 1996
                                               -----------------------------------------------------------
                                                                                   ADJUSTMENTS
                                                            RECORDED                   AND
                                               TELEVISION    MUSIC     CORPORATE   ELIMINATIONS    TOTAL
                                               ----------   --------   ---------   ------------   --------
                                                                     (IN THOUSANDS)
Revenues.....................................   $ 216,139   $ 25,584    $    --      $ (5,265)    $236,458
Operating income (loss)......................      39,279      2,050     (5,825)           --       35,504
Identifiable assets..........................     324,873      3,834     31,028            --      359,735
Depreciation and amortization................      98,397        142        242            --       98,781
Expenditures for property and equipment......         710          3        647            --        1,360

                                                              YEAR ENDED DECEMBER 31, 1995
                                               -----------------------------------------------------------
                                                                                   ADJUSTMENTS
                                                            RECORDED                   AND
                                               TELEVISION    MUSIC     CORPORATE   ELIMINATIONS    TOTAL
                                               ----------   --------   ---------   ------------   --------
                                                                     (IN THOUSANDS)
Revenues.....................................   $ 206,734   $ 22,026    $    --      $     --     $228,760
Operating income (loss)......................      26,399         13     (4,720)           --       21,692
Identifiable assets..........................     281,063     10,726      9,793            --      301,582
Depreciation and amortization................      93,528        140         55            --       93,723
Expenditures for property and equipment......         947          9        721            --        1,677

                                                              YEAR ENDED DECEMBER 31, 1994
                                               -----------------------------------------------------------
                                                                                   ADJUSTMENTS
                                                            RECORDED                   AND
                                               TELEVISION    MUSIC     CORPORATE   ELIMINATIONS    TOTAL
                                               ----------   --------   ---------   ------------   --------
                                                                     (IN THOUSANDS)
Revenues.....................................   $  98,771   $ 16,130    $    --      $     --     $114,901
Operating income (loss)......................      12,523       (450)    (5,612)           --        6,461
Identifiable assets..........................     190,064      8,949      8,994            --      208,007
Depreciation and amortization................      33,783        141         60            --       33,984
Expenditures for property and equipment......         377         20        100            --          497

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     A summary of geographic financial information is presented for 1996, 1995 and 1994:

                                                                YEAR ENDED DECEMBER 31, 1996
                                                      -------------------------------------------------
                                                                                ADJUSTMENTS
                                                                                    AND
                                                      UNITED STATES   EUROPE    ELIMINATIONS    TOTAL
                                                      -------------   -------   ------------   --------
                                                                       (IN THOUSANDS)
Revenues............................................    $ 154,943     $86,780     $ (5,265)    $236,458
Operating income....................................       17,610      17,895           --       35,504
Identifiable assets.................................      266,003      93,732           --      359,735
Depreciation and amortization.......................       54,140      44,641           --       98,781
Expenditures for property and equipment.............        1,074         286           --        1,360

                                                                YEAR ENDED DECEMBER 31, 1995
                                                      -------------------------------------------------
                                                                                ADJUSTMENTS
                                                                                    AND
                                                      UNITED STATES   EUROPE    ELIMINATIONS    TOTAL
                                                      -------------   -------   ------------   --------
                                                                       (IN THOUSANDS)
Revenues............................................    $ 146,303     $82,457     $     --     $228,760
Operating income....................................       12,674       9,018           --       21,692
Identifiable assets.................................      213,767      87,815           --      301,582
Depreciation and amortization.......................       57,740      35,983           --       93,723
Expenditures for property and equipment.............        1,228         449           --        1,677

                                                                YEAR ENDED DECEMBER 31, 1994
                                                      -------------------------------------------------
                                                                                ADJUSTMENTS
                                                                                    AND
                                                      UNITED STATES   EUROPE    ELIMINATIONS    TOTAL
                                                      -------------   -------   ------------   --------
                                                                       (IN THOUSANDS)
Revenues............................................    $  83,135     $31,766     $     --     $114,901
Operating income (loss).............................         (388)      6,849           --        6,461
Identifiable assets.................................      129,231      78,776           --      208,007
Depreciation and amortization.......................       32,882       1,102           --       33,984
Expenditures for property and equipment.............          273         224           --          497

     Revenues related to the television series Baywatch amounted to $53,846,000, $66,211,000, and $35,328,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Approximately $53,931,000, $58,868,000, and $15,802,000 of revenues from the European segment are derived from the Company's operations in Germany for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the years ended December 31, 1996, 1995 and 1994, one customer of the recorded music segment accounted for 9%, 7% and 11%, respectively, and one customer of the television segment accounted for 7%, 6%, and 13%, respectively, of consolidated revenues. Commencing January 1, 1996, the Company entered into the WEA Distribution Agreement providing for the domestic distribution for all of the Company's recorded music product (See Note 8).

     Included in United States sales are export sales in the years ended December 31, 1996, 1995 and 1994 of $49,146,000, $29,977,000, and $20,821,000,
respectively.

               ALL AMERICAN COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (AMOUNTS IN THOUSANDS)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                  COLUMN B               COLUMN C                COLUMN D      COLUMN E
              --------                 -----------   -----------------------------   ------------   ----------
                                                              ADDITIONS
                                                     -----------------------------
                                       BALANCE AT    CHARGED TO   CHARGED TO OTHER                  BALANCE AT
                                       BEGINNING     COSTS AND       ACCOUNTS--      DEDUCTIONS--     END OF
            DESCRIPTION                OF PERIOD      EXPENSES        DESCRIBE         DESCRIBE       PERIOD
            -----------               ------------   ----------   ----------------   ------------   ----------
YEAR ENDED DECEMBER 31, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts...     $1,030        $  575          $   --           $   --        $1,605
  Allowance for estimated future
     returns........................      1,415            --           5,854(1)         5,891(2)      1,378
  Allowance for makegood reserve....        535           198              --               --           733

YEAR ENDED DECEMBER 31, 1995:
  Deducted from assets accounts:
  Allowance for doubtful accounts...        719           311              --               --         1,030
  Allowance for estimated future
     returns........................      1,169            --           4,658(1)         4,412(2)      1,415
  Allowance for makegood reserves...      1,967            --              --            1,432(3)        535

YEAR ENDED DECEMBER 31, 1994:
  Deducted from assets accounts:
  Allowance for doubtful accounts...        432           287              --               --           719
  Allowance for estimated future
     returns........................        965            --           3,368(1)         3,164(2)      1,169
  Allowance for makegood reserves...      1,844         3,757              --            3,634(3)      1,967

---------------

(1) Charged to recorded music revenues.

(2) Actual sales returns.

(3) Makegood credits issued to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997
                                          ALL AMERICAN COMMUNICATIONS, INC.

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

            /s/ ANTHONY J. SCOTTI                Chairman of the Board and     March 26, 1997
---------------------------------------------     Chief Executive Officer
              Anthony J. Scotti                (principal executive officer)

             /s/ THOMAS BRADSHAW                 Director, Chief Financial     March 26, 1997
---------------------------------------------      Officer and Treasurer
               Thomas Bradshaw                 (principal financial officer
                                                 and principal accounting
                                                         officer)

              /s/ EUGENE BEARD                           Director              March 26, 1997
---------------------------------------------
                Eugene Beard

          /s/ LAWRENCE E. LAMATTINA                      Director              March 26, 1997
---------------------------------------------
            Lawrence E. Lamattina

             /s/ GORDON C. LUCE                          Director              March 26, 1997
---------------------------------------------
               Gordon C. Luce

             /s/ DAVID A. MOUNT                          Director              March 26, 1997
---------------------------------------------
               David A. Mount

          /s/ R. TIMOTHY O'DONNELL                       Director              March 26, 1997
---------------------------------------------
            R. Timothy O'Donnell

               /s/ MYRON ROTH                            Director              March 26, 1997
---------------------------------------------
                 Myron Roth

           /s/ BENJAMIN J. SCOTTI                        Director              March 26, 1997
---------------------------------------------
             Benjamin J. Scotti

           /s/ SYDNEY D. VINNEDGE                        Director              March 26, 1997
---------------------------------------------
             Sydney D. Vinnedge