Form 10-K/A
period 1996-12-31
ALL AMERICAN COMMUNICATIONS INC
filed 1997-04-30
CIK 783265

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1996,
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 0-14333

                            ------------------------

                       ALL AMERICAN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-3803222
      (STATE OF OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
           808 WILSHIRE BOULEVARD,                              90401-1810
           SANTA MONICA, CALIFORNIA                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 656-1100

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                    COMMON STOCK, CLASS B, $0.0001 PAR VALUE

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

           NAME                                        POSITION                            AGE
---------------------------    --------------------------------------------------------    ---
Anthony J. Scotti**            Chief Executive Officer and Chairman of the Board           57
Myron I. Roth**                President, Chief Operating Officer and Director             64
Thomas Bradshaw**              Chief Financial Officer, Senior Executive Vice President    54
                               and Director
Sydney D. Vinnedge             Senior Executive Vice President and Director                53
Benjamin J. Scotti             Senior Executive Vice President; Executive Vice             59
                               President -- All American Music Group and Director
Lawrence E. Lamattina          Chief Executive Officer and President -- All                51
                               American/Fremantle Television Group and Director
Gordon C. Luce*+               Director                                                    71
R. Timothy O'Donnell*+ ++      Director                                                    41
David A. Mount*+ ++            Director                                                    53
Eugene P. Beard                Director                                                    62

---------------

*  Member of Stock Option Committee

** Member of Executive Committee

+  Member of Compensation Committee

++ Member of Audit Committee

     Each of the persons listed above (other than Messrs. Lamattina, O'Donnell, Mount and Beard) assumed the positions listed above on February 25, 1991, the date on which Scotti Brothers Entertainment Industries, Inc. ("SBEI") merged into All American Television, Inc. ("AATV"), which was the legal predecessor to the registrant, All American Communications, Inc. (the "Company"). Prior to such date, Anthony J. Scotti and Mr. Vinnedge were already directors of AATV.

     ANTHONY J. SCOTTI was a co-founder of the Company and has been a director of the Company since its inception in 1982. He became Chief Executive Officer and Chairman of the Board on February 25, 1991. Mr. Scotti served as a consultant to Carolco Pictures Inc. (motion picture production) and was a director of LIVE Entertainment, Inc. (entertainment software) from November 1988 until his resignation in May 1996. Mr. Scotti was the non-executive Chairman of the Board of LIVE Entertainment from November 1992 until his resignation from such position in March 1996.

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

     SYDNEY D. VINNEDGE was a co-founder of the Company and has been a director of the Company since its inception in 1982. Since February 25, 1991, Mr. Vinnedge has served as a Senior Executive Vice President of the Company.

     BENJAMIN J. SCOTTI co-founded the predecessor to SBEI in 1974 and served as Co-Chairman of SBEI until February 25, 1991. Since such date, Mr. Scotti has been Senior Executive Vice President of the Company, Senior Executive Vice President of All American Music Group (a subsidiary of the Company) and a director of the Company. He is the brother of Anthony J. Scotti.

     LAWRENCE E. LAMATTINA became Chief Executive Officer and President of All American/Fremantle Television Group, an operating division of the Company, on August 3, 1994 and a director of the Company on October 12, 1994. Since May 1989, he has been Chairman of the Board of Fremantle International, Inc. and Chairman and Chief Executive officer of EC TV, a division of The Interpublic Group of Companies, Inc. ("Interpublic"). Mr. Lamattina also continues to act as a consultant to Interpublic with respect to areas that are not competitive with the Company.

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

     R. TIMOTHY O'DONNELL was elected to the Company's Board of Directors effective January 2, 1992. He is President of Jefferson Capital Group, Ltd., a privately held investment banking group co-founded by Mr. O'Donnell in September 1989. In February 1996, Mr. O'Donnell resigned from his directorship of LIVE Entertainment, Inc. which he had held since 1988. Mr. O'Donnell has been a director of Shorewood Packaging Corporation (packager for records, videos and cassettes) since October 1991 and a director of Cinergi Pictures Entertainment, Inc. (motion picture production) since March 1994.

     DAVID A. MOUNT was appointed to the Board of Directors on May 5, 1994. In March 1995, Mr. Mount was named Chairman and Chief Executive Officer of WEA, Inc. Prior thereto, Mr. Mount had been President and Chief Executive Officer of WEA, Inc. since October 1993. Mr. Mount was President and Chief Executive Officer of LIVE Entertainment Inc. from August 1988 through September 1993. In addition, Mr. Mount served as a director of LIVE Entertainment in 1989 and from January 1992 to the present. On February 2, 1993, LIVE Entertainment filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and emerged pursuant to a plan of reorganization on March 17, 1993. From August 1989 to June 1993, Mr. Mount was President of LIVE Home Video, Inc., a subsidiary of LIVE Entertainment, Inc. He was also Chief Executive Officer of LIVE Home Video, Inc. from August 1989 to October 1993.

     EUGENE P. BEARD became a member of the Board of Directors on October 12, 1994. Mr. Beard has been the Vice Chairman -- Finance and Operations of Interpublic since October 1995, was Executive Vice President -- Finance and Operations of Interpublic prior to that time and has served as a director of Interpublic since 1982. Mr. Beard is a member of the Board of Directors of Brown Brothers Harriman, 59 Wall Street Fund, Inc. (diversified investment fund) and Micrografx, Inc. (computer software).

     Interpublic has entered into a voting agreement with certain management stockholders of the Company (including Anthony J. Scotti) to vote for the election of one member of the Company's Board of Directors nominated by Interpublic.

DIRECTORS' REMUNERATION

     The Company does not pay any compensation to any person serving as a member of the Board of Directors of the Company if such person is also an employee of the Company. All outside directors are paid an annual fee of $25,000 for serving as a director, except that Mr. Beard serves as a director without compensation for such services and Mr. O'Donnell receives $25,000 for investment banking advisory services in lieu of a directors fee. Non-employee directors receive automatic stock option grants of 3,000 shares per year, with the exception of Mr. Beard who has waived his right to stock options. Prior to 1996, such options had been granted for the right to purchase the Company's common stock, $0.0001 par value ("Common Stock"). In 1996 and 1997, such options were granted for the right to purchase the Company's Class B common stock, $0.0001 par value ("Class B Common Stock").

COMMITTEES OF THE BOARD OF DIRECTORS; ATTENDANCE

     During the year ended December 31, 1996, there were three meetings of the Board of Directors. All members participated in one meeting, Messrs. O'Donnell and Vinnedge each were absent from one meeting and Mr. Mount was absent from two meetings. Additionally, the Board of Directors acted by unanimous written consent on two occasions. To assist in carrying out its duties and responsibilities, the Board of Directors of the Company has appointed a Stock Option Committee to administer the Company's Incentive Stock Option Plan, as amended (the "1991 Plan"), and the Company's 1994 Stock Incentive Plan (the "1994 Plan"). The members of the Stock Option Committee were R. Timothy O'Donnell, Gordon C. Luce and David A. Mount. During the year ended December 31, 1996, the Stock Option Committee had no formal meetings but acted by unanimous written consent on one occasion. The Board of Directors of the Company has appointed an Executive Committee to assist the Board in the overall management of the business and affairs of the Company. The members of the Executive Committee are Anthony J. Scotti, Myron Roth and Thomas Bradshaw. During the year ended December 31, 1996, the Executive Committee had no formal meetings but acted by unanimous written consent on one occasion. The Company has an Audit Committee, the members of which are R. Timothy O'Donnell and David A. Mount. For the year ended December 31, 1996, the Audit Committee held one meeting, and both members participated. The Board of Directors has appointed a Compensation Committee to assist in the establishing of executive compensation and the performance goals of the Company and its executive officers. The members of the Compensation Committee are Gordon C. Luce, R. Timothy O'Donnell and David A. Mount. During the year ended December 31, 1996, there were no formal meetings of the Compensation Committee which acted by unanimous written consent on one occasion.

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

     Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that (i) Jefferson Capital Group, Ltd., an affiliate of Director R. Timothy O'Donnell, failed to file a Form 4 in November 1996 relating to its exercise of a warrant for 62,500 shares of Common Stock in October 1996, and (ii) R. Timothy O'Donnell, a director, failed to timely file a Form 5 in February 1997 relating to the grant of 3,000 stock options in February 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid or accrued by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company who served in such capacities during fiscal 1996 (the "Named Executive Officers") for services rendered during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM COMPENSATION AWARDS
                                                            -------------------------------------------
                                                                             SECURITIES
                                  ANNUAL COMPENSATION                        UNDERLYING     ALL OTHER
                               --------------------------    RESTRICTED      OPTIONS/      COMPENSATION
 NAME AND PRINCIPAL POSITION   YEAR    SALARY     BONUS     STOCK AWARDS     SAR'S(#)          (1)
-----------------------------  -----  --------   --------   ------------     ---------     ------------
Anthony J. Scotti............   1996  $895,000   $     --     $       --     1,500,000(2)      $ --
  Chief Executive Officer       1995   813,000         --             --       100,000(3)        --
                                1994   719,000         --             --       100,000(3)        --
Myron I. Roth................   1996  $425,000   $     --     $       --        50,000(4)      $ --
  President and Chief           1995   425,000     79,000             --        50,000(3)        --
     Operating
  Officer                       1994   408,000     79,000             --        50,000(3)        --
Thomas Bradshaw..............   1996  $467,000   $     --     $       --       250,000(4)      $ --
  Chief Financial Officer and   1995   419,000     43,000             --        35,000(3)        --
  Senior Executive              1994   399,000     43,000             --        35,000(3)        --
  Vice President
Sydney D. Vinnedge...........   1996  $273,000   $     --     $       --         6,000(4)      $ --
  Senior Executive              1995   396,000     13,000             --         6,000(3)        --
  Vice President                1994   371,000     13,000             --         6,000(3)        --
Lawrence E. Lamattina(5).....   1996  $590,000   $550,000     $       --        25,000(4)      $ --
  Chief Executive Officer and   1995   561,000    550,000             --        25,000(3)        --
  President, All American/      1994   229,000    229,000        218,000(6)    150,000(3)        --
  Fremantle Television Group

---------------

(1) The Named Executive Officers received compensation in the form of personal benefits, including automobile allowances, premiums for health insurance, disability insurance and life insurance, which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2) Mr. Anthony Scotti was granted options to purchase 300,000 shares of Common Stock and options to purchase 1,200,000 shares of Class B Common Stock during 1996.

(3) Options granted to purchase shares of Common Stock.

(4) Options granted to purchase shares of Class B Common Stock.

(5) Mr. Lamattina's employment with the Company commenced on August 3, 1994.

(6) In accordance with his employment agreement dated August 3, 1994, Mr. Lamattina was granted restricted stock awards ("RSAs") under the 1994 Plan, as of July 6, 1994, for 30,000 shares of Common Stock, with a vesting date of July 5, 1998. The shares have been valued using the closing bid price on July 6, 1994 of $7.25.

                             OPTION GRANTS IN 1996

                                                 PERCENT OF
                                 NUMBER OF         TOTAL       EXERCISE
                                 SECURITIES       OPTIONS       OR BASE
                                 UNDERLYING      GRANTED TO      PRICE                         GRANT DATE
                                  OPTIONS       EMPLOYEES IN   ($/SHARE)                        PRESENT
             NAME                GRANTED(#)         1996          (1)       EXPIRATION DATE     VALUE(2)
-------------------------------  ----------     ------------   ---------   ------------------  ----------
Anthony J. Scotti..............     50,000(3)       2.20%       $10.863     February 26, 2001  $  149,000
                                   250,000(4)      11.01%         9.875     February 26, 2006     833,000
                                 1,200,000(5)      52.84%         7.875     February 26, 2006   3,180,000
Myron I. Roth..................     50,000(6)       2.20%       $ 7.875     February 26, 2006  $  133,000
Thomas Bradshaw................    250,000(7)      11.01%       $ 7.875     February 26, 2006  $  663,000
Sydney Vinnedge................      6,000(6)       0.26%       $ 7.875     February 26, 2006  $   16,000
Lawrence Lamattina.............     25,000(6)       1.10%       $ 7.875     February 26, 2006  $   66,000

---------------

(1) Exercise price is based upon the closing sale price of the Common Stock or Class B Common Stock, as the case may be, on the date of grant.

(2) Grant date present value is determined using the Black-Scholes option valuation model.

(3) Options to purchase shares of Common Stock which vested immediately with an exercise price equal to 110% of the closing sales price of the Common Stock on the date of grant.

(4) Options to purchase shares of Common Stock which vested immediately.

(5) Options to purchase 300,000 shares of Class B Common Stock have vested subsequent to December 31, 1996 upon the Company's achievement of the specified performance targets. The remaining options to purchase 900,000 shares of Class B Common Stock are subject to vesting in tranches of 300,000 shares over each of the next three years upon the Company's achievement of specified performance targets or nine years and nine months from the date of grant, to the extent not previously vested, if such specified performance targets are not achieved. See "-- Employment Agreements."

(6) These options to purchase shares of Class B Common Stock vest in varying percentages based upon the satisfaction of certain performance targets. None of these options had vested as of December 31, 1996. All of these options became fully vested subsequent to December 31, 1996 upon the Company's achievement of the specified performance targets.

(7) Options to purchase 100,000 shares of Class B Common Stock vested on the date of grant. Options to purchase 30,000 shares of Class B Common Stock have vested subsequent to December 31, 1996 upon the Company's achievement of the specified performance targets. The remaining options to purchase 120,000 shares of Class B Common Stock are subject to vesting in tranches of 30,000 shares over each of the next four years upon the Company's achievement of specified performance targets or nine years and nine months from the date of grant, to the extent not previously vested, if such specified performance targets are not achieved. See "-- Employment Agreements."

OPTION EXERCISES IN 1996 AND YEAR END OPTION VALUES

     The following table provides certain information concerning the exercise of stock options and shows the number of shares covered by both exercisable and non-exercisable stock options held as of the end of 1996. Also shown are values for "in-the-money" options, which represent the positive difference between the exercise price of such options and the price of the Common Stock or the Class B Common Stock, as the case may be, at year end.

                  AGGREGATED OPTION EXERCISES DURING 1996 AND
                       OPTION VALUES ON DECEMBER 31, 1996

                                                             NUMBER OF SECURITIES
                                      SHARES                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                     ACQUIRED               OPTIONS AT DECEMBER 31,     IN-THE-MONEY OPTIONS AT
                                        ON        VALUE              1996                  DECEMBER 31, 1996
               NAME                  EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------------------------------  --------   ---------  -------------------------   -------------------------
Anthony J. Scotti..................        --          --          500,000/1,200,000       $1,850,625/$2,550,000
Myron I. Roth......................        --          --             100,000/50,000           $443,750/$106,250
Thomas Bradshaw....................        --          --            170,000/150,000           $523,125/$318,750
Sydney D. Vinnedge.................        --          --               12,000/6,000             $53,250/$12,750
Lawrence E. Lamattina..............        --          --            100,000/100,000           $525,000/$475,000

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with the following Named Executive Officers: Anthony J. Scotti, Thomas Bradshaw, Sydney D. Vinnedge and Lawrence Lamattina. The employment agreement with Mr. Scotti, originally entered into in February 1991 and amended most recently in February 1996, provides that Mr. Scotti shall serve as Chief Executive Officer of the Company through February 25, 2001 (unless earlier terminated in accordance with the terms of such agreement), commencing at a base salary of $907,500 in 1996 and increasing by 10% per year (subject to a maximum base salary of $1,000,000 per year). Mr. Scotti's current salary is $998,250. He is required to render his services on a full-time basis to the Company, except that he may devote such reasonable amount of time, as he determines, to other business activities which may be conducted in the entertainment industry. The term of the agreement may be terminated by the Company for good cause (as defined) or by Mr. Scotti in the event of the "Company's Material Breach" (as defined) or a "Change in Control" or other "Event" as defined in the 1994 Plan.

     The employment agreement with Mr. Bradshaw, originally entered into in February 1991 and amended most recently in February 1996, provides that Mr. Bradshaw shall serve as Senior Executive Vice President, Finance and Chief Financial Officer of the Company through February 25, 2001 (unless earlier terminated), commencing at a base salary of $476,650 in 1996 and increasing by a minimum of 6% per year. Mr. Bradshaw's current salary is $505,249. The five-year term employment agreement with Mr. Vinnedge, originally entered into in February 1991, which provides that he will serve as a Senior Executive Vice President of the Company, has been extended through August 25, 1997, commencing at a base compensation of $250,000 per year, plus contingent compensation of up to $250,000 per year at the Company's discretion. The employment agreement with Mr. Lamattina, entered into in August 1994, provides that Mr. Lamattina shall serve as the Chief Executive Officer and President of the All American/Fremantle Television Group through August 3, 1999 (unless earlier terminated), commencing at a base salary of $550,000 and increasing by 5% per year. His current salary is $606,375. Mr. Lamattina is also entitled to receive annual incentive compensation up to $550,000 per year if certain operating income targets are achieved by the All American/Fremantle Television Group. Under Mr. Lamattina's employment agreement, he is entitled to annual grants of options to purchase 25,000 shares of the Company's common stock. See "Security Ownership of Certain Beneficial Owners and Management" for a description of the vesting of Mr. Lamattina's stock options. The employment agreement for Mr. Roth, originally entered into in February 1991, has expired, but he continues his employment with the Company as President and Chief Operating Officer without an employment agreement under substantially the same terms as those in effect in the last year of his employment agreement. Mr. Roth's current salary is $425,000 per year. Each of the Named Executive Officers is provided with an automobile expense reimbursement allowance and an annual allowance to cover premiums for life, health and disability insurance.

     Under his employment agreement, prior to its amendment in February 1996, Mr. Scotti was entitled to receive, as long-term incentive compensation, 100,000 stock options annually (from 1994 to 1999). In February 1996, subject to Mr. Scotti relinquishing his remaining contractual right to future grants under his employment agreement, the Option Committee granted to Mr. Scotti options (under the 1994 Plan) to purchase 250,000 shares of Common Stock at the market price ($9.875 per share) on the date of grant and options (under the 1991 Plan) to purchase 50,000 shares of Common Stock at 110% of the fair market value ($10.8625 per share) on the date of grant. All such stock options vested on the date of grant in February 1996.

     In addition, in connection with the extension of Mr. Scotti's employment agreement, the Option Committee granted to Mr. Scotti options (under the 1994
Plan) to purchase 1,200,000 shares of Class B Common Stock at an exercise price equal to the market price ($7.875 per share) on the date of grant. These options vest subject to Mr. Scotti's staying in the continuous employment of the Company for a period of 9 years and 9 months from the date of grant and are entitled to accelerated vesting in four equal annual tranches upon the achievement of certain performance targets set annually by the Option Committee or the Board of Directors or earlier upon the occurrence, with certain exceptions, of a "Change in Control" or other "Event" (as defined in the 1994 Plan). The Company has also agreed to reimburse Mr. Scotti for any federal, state or local excise tax ("Excise Tax"), and any additional taxes to which he may be subject, on any payments to Mr. Scotti from the Company as a result of accelerated vesting of this option grant upon a "Change in Control" or otherwise, up to a maximum reimbursement equal to two times the amount of such Excise Tax.

     As part of the amendment of Mr. Bradshaw's employment agreement, the Option Committee granted to Mr. Bradshaw options to purchase 250,000 shares of Class B Common Stock at the market price ($7.875 per share) on the date of grant. One hundred thousand of such options vested on the date of grant in February 1996. The remainder vests in a substantially similar manner to the vesting provisions described above with respect to Mr. Scotti's options to purchase Class B Common Stock.

     On July 16, 1996, at the Company's Annual Meeting, the Company's stockholders approved all options granted during 1996 including, but not limited to, those granted to Messrs. Scotti and Bradshaw discussed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 21, 1997 concerning the beneficial ownership of certain securities of the Company by: (i) each person who is known to the Company to be a beneficial owner of more than 5% of each class of the outstanding common stock of the Company; (ii) each of the current directors of the Company; and (iii) all current directors and Named Executive Officers of the Company as a group. Unless otherwise specified, the address of each beneficial owner listed below is 808 Wilshire Boulevard, Santa Monica, California 90401.

                                                                                                    PERCENT OF
                                                                  PERCENT OF        CLASS B          CLASS B
                                                   COMMON           COMMON           COMMON           COMMON
                                                   STOCK            STOCK            STOCK            STOCK
                                                BENEFICIALLY     BENEFICIALLY     BENEFICIALLY     BENEFICIALLY
                                                  OWNED(1)          OWNED          OWNED (1)          OWNED
                                                ------------     ------------     ------------     ------------
Anthony J. Scotti(2)                               3,434,465         38.75%            300,000          5.46%
Benjamin J. Scotti(3)                              1,445,995         20.82%             20,000         *
Myron I. Roth(4)                                     440,850          6.27%             50,000         *
Thomas Bradshaw(5)                                   385,850          5.51%            130,000          2.44%
Sydney D. Vinnedge(6)                                153,875          2.22%              6,000         *
Lawrence Lamattina(7)                                155,000          2.20%             25,000         *
Gordon C. Luce(8)                                      4,000         *                   6,000         *
David A. Mount(8)                                      3,000         *                   6,000         *
R. Timothy O'Donnell(9)                               98,600          1.42%              6,000         *
  Jefferson Capital Group, Ltd.
  One James Center, 901 East Cary Street Suite
  1400
  Richmond, Virginia 23219
Eugene P. Beard(10)                                       --            --                  --            --
  The Interpublic Group of Companies, Inc.
  1271 Avenue of the Americas
  New York, New York 10020
The Interpublic Group of Companies, Inc.(11),
  (12)                                               630,000          9.09%          2,520,000         48.47%
  1271 Avenue of the Americas
  New York, New York 10020
The Capital Group Companies, Inc.(13)                     --            --             540,000         10.39%
  333 South Hope Street, 52nd Floor
  Los Angeles, California 90071
FMR Corp.(14)                                      1,246,234         17.97%                 --            --
  82 Devonshire Street
  Boston Massachusetts 02109
Janus Capital Corp.(15)                                   --            --             500,000          9.62%
  100 Fillmore Street, Suite 300
  Denver, Colorado 80206
All Directors and Executive Officers as a
  group (10 persons)                               5,044,710         62.18%            549,000          9.55%

---------------

  *  less than 1%

 (1) Amounts include options and other securities exercisable into shares of Common Stock or Class B Common Stock, as the case may be, held by such beneficial owner, unless such securities are not exercisable within 60 days.

 (2) Common Stock includes 1,429,775 shares beneficially owned by Messrs. Roth, Bradshaw, Vinnedge, Lamattina and certain other employees which Anthony J. Scotti has a proxy to vote. Includes vested options to purchase 500,000 shares of Common Stock and 300,000 shares of Class B Common Stock. Does not include 900,000 shares of Class B Common Stock issuable to Mr. Scotti upon exercise of options which have not vested and are not subject to vesting within the next 60 days.

 (3) Includes time vesting options to purchase 10,000 shares of Common Stock which have vested and vested performance options to purchase 20,000 shares of Class B Common Stock. Does not include options to purchase 10,000 shares of Common Stock which have not vested and are not subject to vesting within the next 60 days. Also excludes 80,000 shares of Class B Common Stock issuable to Mr. B. Scotti upon exercise of options which have not vested and are not subject to vesting within the next 60 days.

 (4) 415,850 of such Common Stock shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 100,000 shares of Common Stock and 50,000 shares of Class B Common Stock.

 (5) 385,850 of such Common Stock shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 70,000 shares of Common Stock and 130,000 shares of Class B Common Stock. Does not include 120,000 shares of Class B Common Stock issuable to Mr. Bradshaw upon exercise of options which have not vested and are not subject to vesting within the next 60 days.

 (6) 120,225 of such Common Stock shares are subject to a voting proxy granted to Anthony J. Scotti. Includes vested performance options to purchase 12,000 shares of Common Stock and 6,000 shares of Class B Common Stock. Does not include 6,000 shares of Class B Common Stock issuable to Mr. Vinnedge upon exercise of options which have not vested and are not subject to vesting within the next 60 days.

 (7) Mr. Lamattina owns 30,000 shares of restricted Common Stock which vest in July 1998, is vested in time vesting options to purchase 75,000 shares of Common Stock and is vested in performance options to purchase 50,000 shares of Common Stock and 25,000 shares of Class B Common Stock. All such Common Stock shares are subject to a voting proxy granted to Anthony J. Scotti. Excludes time vesting options to purchase 50,000 shares of Common Stock which have not vested and are not subject to vesting within the next 60 days. Also excludes 25,000 shares of Class B Common Stock issuable upon exercise of options which have not vested and are not subject to vesting within the next 60 days.

 (8) Includes time vesting options to purchase 3,000 shares of Common Stock which have vested and vested options to purchase 6,000 shares of Class B Common Stock. Excludes time vesting options to purchase 3,000 shares of Common Stock which have not vested and are not subject to vesting within the next 60 days.

 (9) Mr. O'Donnell owns 33,100 shares of Common Stock, and his affiliate, Jefferson Capital Group, Ltd., owns 62,500 shares of Common Stock. Includes time vesting options to purchase 3,000 shares of Common Stock which have vested and vested options to purchase 6,000 shares of Class B Common Stock. Excludes time vesting options to purchase 3,000 shares of Common Stock which have not vested and are not subject to vesting within the next 60 days.

(10) Mr. Beard was appointed to the Board of Directors on October 12, 1994 to fill a vacancy. Mr. Beard does not own any shares of Common Stock or Class B Common Stock directly and disclaims beneficial ownership of the 630,000 shares of Common Stock and the 2,520,000 shares of Class B Common Stock owned by Interpublic.

(11) As disclosed on a Schedule 13D, dated August 12, 1994.

(12) Represents approximately 26% (approximately 20% on a fully-diluted basis) of common stock when Common Stock and Class B Common Stock are aggregated as one class.

(13) As disclosed on a Schedule 13G, dated February 12, 1997.

(14) As disclosed on a Schedule 13G, dated February 10, 1997.

(15) As disclosed on a Schedule 13G, dated February 13, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1994, the Company provided a loan of $250,000 to Thomas Bradshaw. Such loan is secured by a pledge of shares of Common Stock owned by Mr. Bradshaw, bears interest at a rate equal to a market rate determined by reference to the Company's working capital line (8%) and has been extended to mature upon the expiration of Mr. Bradshaw's current employment agreement (February 2001).

     In December 1995, the Company entered into a domestic distribution agreement for recorded music with WEA, Inc. A member of the Company's Board of Directors is currently Chairman and Chief Executive Officer of WEA, Inc.

     In January 1996, the Company acquired from Interpublic the remaining 50% interest of Mark Goodson Productions LLC. As a result, the Company is responsible for the full share of the contingent purchase price, to the extent earned by the sellers. Such contingent purchase price, which may total $48.5 million by the fifth anniversary of the initial acquisition in October 1995, will be treated as an increase in goodwill and will be amortized coterminously with the original 25 year period. Through December 31, 1996, accrued contingent purchase price totaled $10.1 million (including Interpublic's share through December 31, 1995 of $0.9 million). As of December 31, 1996, goodwill, including the total initial purchase price of $53.8 million (including deal costs of $0.9 million) and contingent purchase price totals $60.0 million (before accumulated amortization of $2.7 million).

     The Company currently leases, on a month to month basis, a building from Anthony J. Scotti and Benjamin J. Scotti at a cost to the Company of approximately $4,500 per month, which the Company believes is a market rate. This building is used for office and warehouse space for the Company's television production operations.

     The Company believes that the term of the lease described above is substantially comparable to those that would have been obtainable in similar or analogous transactions with unaffiliated parties.

MANAGEMENT STOCKHOLDERS AGREEMENT

     The Company has entered into a stockholders' agreement with Anthony J. Scotti, Benjamin J. Scotti, Thomas Bradshaw, and Sydney D. Vinnedge (the "Management Stockholders Agreement"), pursuant to which (i) each of Messrs. Bradshaw and Vinnedge granted (a) to Anthony J. Scotti and Benjamin J. Scotti a right of first refusal on all shares of the Common Stock owned by Mr. Bradshaw and 108,225 shares of Common Stock held by Mr. Vinnedge and a right to purchase all such shares upon termination of their employment for a reason other than "cause" (as defined in their respective employment agreements), and (b) to Anthony J. Scotti an irrevocable proxy to vote substantially all such shares until August 25, 2001; and (ii) each of the individuals was granted certain registration rights for such shares owned by him (such shares having been subsequently registered on a registration statement which was declared effective on January 29, 1997). Additionally, Myron Roth, on August 26, 1996, granted to Anthony J. Scotti an irrevocable proxy to vote 340,850 shares of Common Stock for the lesser of five years (August 25, 2001) or the period of Mr. Roth's employment by the Company. The proxies granted to Anthony J. Scotti gives him the ability to control the voting of 2,274,615 shares of the 6,933,713 shares (or approximately 33%) of the Common Stock outstanding. Additionally, Messrs. Roth, Bradshaw and Vinnedge have granted to Anthony J. Scotti an irrevocable proxy to vote all shares of Common Stock acquired upon exercise of their options to purchase an aggregate of 182,000 shares of Common Stock.

     Lawrence E. Lamattina and all other employees have granted to Anthony J. Scotti an irrevocable proxy to vote all shares of Common Stock acquired upon exercise of their options to purchase an aggregate of 477,850 shares of Common Stock and, in Mr. Lamattina's case, 30,000 shares of restricted Common Stock granted pursuant to the 1994 Plan.

     In the aggregate, Mr. Scotti owns 1,504,690 shares of Common Stock, has vested options to purchase 500,000 shares of Common Stock, has an irrevocable proxy to vote 769,925 shares of Common Stock (including 30,000 shares of restricted Common Stock) and has irrevocable proxies to vote 659,850 shares of Common Stock when acquired upon exercise of vested options.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1997

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

            /s/ ANTHONY J. SCOTTI               Chairman of the Board and Chief    April 30, 1997
---------------------------------------------    Executive Officer (principal
              Anthony J. Scotti                       executive officer)

             /s/ THOMAS BRADSHAW                   Director, Chief Financial       April 30, 1997
---------------------------------------------        Officer and Treasurer
               Thomas Bradshaw                   (principal financial officer
                                                   and principal accounting
                                                           officer)

              /s/ EUGENE BEARD                             Director                April 30, 1997
---------------------------------------------
                Eugene Beard

          /s/ LAWRENCE E. LAMATTINA                        Director                April 30, 1997
---------------------------------------------
            Lawrence E. Lamattina

             /s/ GORDON C. LUCE                            Director                April 30, 1997
---------------------------------------------
               Gordon C. Luce

             /s/ DAVID A. MOUNT                            Director                April 30, 1997
---------------------------------------------
               David A. Mount

          /s/ R. TIMOTHY O'DONNELL                         Director                April 30, 1997
---------------------------------------------
            R. Timothy O'Donnell

               /s/ MYRON ROTH                              Director                April 30, 1997
---------------------------------------------
                 Myron Roth

           /s/ BENJAMIN J. SCOTTI                          Director                April 30, 1997
---------------------------------------------
             Benjamin J. Scotti

           /s/ SYDNEY D. VINNEDGE                          Director                April 30, 1997
---------------------------------------------
             Sydney D. Vinnedge