Form 10-Q
period 1997-03-31
ALL AMERICAN COMMUNICATIONS INC
filed 1997-05-15
CIK 783265

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION FROM _____________ TO ______________

                           COMMISSION FILE NUMBER 0-14333

                            -----------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]  Yes     [ ]  No

     As of May 5, 1997, there were 6,907,713 shares of $.0001 par value Common Stock (excluding Treasury shares), and 5,199,050 shares of $.0001 par value Common Stock, Class B (excluding Treasury shares) outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)        (NOTE)
Cash and cash equivalents...........................................   $  37,405        $ 33,858
Trade receivables, less allowances of $3,543 and $3,716 at March 31,
  1997 and December 31, 1996, respectively..........................     105,008         106,108
Unbilled receivables, less imputed interest of $863 and $1,078 at
  March 31, 1997 and December 31, 1996, respectively................       2,770           3,874
Inventory, net......................................................       1,155             848
Advances to recording artists, net..................................         359             225
Television program costs, less accumulated amortization of $351,508 and $322,864 at March 31, 1997 and December 31, 1996,
  respectively......................................................     100,848          94,031
Property and equipment, less accumulated depreciation and
  amortization......................................................       4,052           4,116
Goodwill, less accumulated amortization of $9,429 and $8,241 at
  March 31, 1997 and December 31, 1996, respectively................     107,767         106,990
Other...............................................................       9,668           9,685
                                                                        --------        --------
          Total assets..............................................   $ 369,032        $359,735
                                                                        ========        ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..................................................   $  14,284        $  9,274
  Accrued expenses..................................................      41,494          35,310
  Royalties payable.................................................       6,206           5,386
  Deferred revenues.................................................       2,554             738
  Due to producers..................................................      13,082          13,215
  Participations payable............................................      25,422          26,600
  Notes payable.....................................................     174,500         179,000
  Deferred taxes payable............................................       2,242           2,242
                                                                        --------        --------
          Total liabilities.........................................   $ 279,784        $271,765
                                                                        --------        --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued.........          --              --
  Common stock, voting, $.0001 par value, authorized 20,000,000 shares, issued 6,935,713 and 6,933,713 in 1997 and 1996,
     respectively (including treasury shares).......................           1               1
  Common stock, Class B non-voting, $.0001 par value, authorized
     20,000,000 shares, issued 5,726,000 and 5,720,000 in 1997 and
     1996, respectively (including treasury shares).................           1               1
  Additional paid-in capital........................................      74,534          74,486
  Common stock in treasury, at cost, 30,000 shares of common stock
     and 528,200 shares of common stock, Class B in 1997 and 1996...      (5,501)         (5,501)
  Retained earnings.................................................      22,957          19,625
  Currency translation adjustment...................................      (2,744)           (642)
                                                                        --------        --------
          Total stockholders' equity................................      89,248          87,970
                                                                        --------        --------
          Total liabilities and stockholders' equity................   $ 369,032        $359,735
                                                                        ========        ========

---------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                     1997              1996
                                                                  -----------       -----------
                                                                           (UNAUDITED)
Revenues:
  Television....................................................  $    63,600       $    41,357
  Recorded music and merchandising..............................        4,075             6,786
                                                                  -----------       -----------
                                                                       67,675            48,143
                                                                  -----------       -----------

Expenses:
  Television....................................................       47,714            29,358
  Recorded music and merchandising..............................        2,365             4,978
  Selling, general and administrative...........................        6,743             6,662
  Goodwill amortization.........................................        1,187             1,085
                                                                  -----------       -----------
                                                                       58,009            42,083
                                                                  -----------       -----------
Operating income................................................        9,666             6,060

Other income (expense):
  Interest income...............................................          581               431
  Interest expense, net of amounts capitalized..................       (4,516)           (2,898)
  Other.........................................................         (177)              (22)
                                                                  -----------       -----------
                                                                       (4,112)           (2,489)
                                                                  -----------       -----------

Income before provision for income taxes........................        5,554             3,571
Provision for income taxes......................................        2,222             1,500
                                                                  -----------       -----------
Net income......................................................  $     3,332       $     2,071
                                                                  ===========       ===========

Earnings per common and common equivalent shares:
  Net income per share..........................................  $      0.25       $      0.18
                                                                  ===========       ===========
  Weighted average number of common and common equivalent shares
     outstanding................................................   13,266,000        11,773,000
                                                                  ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
Net income...........................................................  $  3,332       $  2,071
Adjustments to reconcile net income to net cash provided (used):
  Depreciation and amortization of property, equipment and
     goodwill........................................................     1,391          1,675
  Amortization of television program costs...........................    28,644         16,927
  Decrease in allowance for doubtful accounts........................       (21)           (28)
  Decrease in allowance for sales returns............................      (238)          (296)
  Increase in make goods reserve.....................................        86             19
  Decrease in imputed interest discount..............................      (215)          (382)
  Changes in operating assets and liabilities:
     Trade receivables, unbilled receivables, inventory and advances
      to recording artists...........................................     2,151         18,041
     Additions to television program costs...........................   (35,461)       (23,309)
     Accounts payable, accrued expenses and royalties payable........    12,014          9,937
     Due to producers and participations payable.....................    (1,311)        (3,936)
     Deferred revenues...............................................     1,816              7
     Other assets....................................................        17              2
                                                                       --------       --------
          Net cash provided by operating activities..................    12,205         20,728
                                                                       --------       --------
INVESTING ACTIVITIES:
Purchase of property and equipment, net..............................      (139)          (695)
Contingent earn out from purchase of Mark Goodson Productions, LLC...    (1,965)        (2,180)
                                                                       --------       --------
          Net cash used in investing activities......................    (2,104)        (2,875)
                                                                       --------       --------
FINANCING ACTIVITIES:
Proceeds from exercise of options....................................        48             --
Proceeds from borrowings.............................................     8,000         24,100
Repayments of borrowings.............................................   (12,500)       (31,804)
Restricted cash held for repayment of borrowings.....................        --           (740)
                                                                       --------       --------
          Net cash used by financing activities......................    (4,452)        (8,444)
                                                                       --------       --------
Currency translation adjustment......................................    (2,102)          (439)
                                                                       --------       --------
Increase in cash.....................................................     3,547          8,970
Cash and cash equivalents at beginning of period.....................    33,858         13,126
                                                                       --------       --------
Cash and cash equivalents at end of period...........................  $ 37,405       $ 22,096
                                                                       ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest, net of amounts capitalized............................  $  1,533       $  1,608
                                                                       ========       ========
     Income taxes....................................................  $    150       $    181
                                                                       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc, ("AATP"), All American Entertainment Industries, Inc. ("AAEI" or "SBEI"), All American Fremantle International, Inc. ("AAFI"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG"), All American Orbis, Inc. ("AAO"), All American Consumer Merchandising Group, Inc. ("AACM") and All American Netherlands B.V. ("AAN") (and together with their respective direct or indirect subsidiaries collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

     The Company's primary source of revenues is from the production, distribution and promotion of television programs. The Company has operations throughout the world, with activities located principally in the United States and Europe.

     Intangible Assets

     It is the Company's policy to evaluate the recovery of its intangible assets (principally goodwill) and to recognize impairment if it is probable that the recorded amounts are not recoverable from future undiscounted cash flow or if there is an event or change in circumstances which establishes the existence of impairment indicators.

     Basis of Presentation and Principles of Consolidation

     The accompanying unaudited, condensed, consolidated financial statements include the accounts of AAC and its subsidiaries; all significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

     Recognition of Revenues

     Minimum guaranteed revenues from domestic cash license agreements typically are recognized when the license period begins and the program becomes available pursuant to the terms of the license agreement. Advertising revenues (i.e., sales of advertising time received by the Company in lieu of cash license fees for the sale of program broadcast rights to a broadcast station ("barter syndication")) are recognized upon the commencement of the license period of the program and when the advertising time has been sold pursuant to non-cancelable agreements, provided that the program is available for its first broadcast. Foreign minimum guaranteed amounts or outright fees are recorded as revenues and contracts receivable on the date of the license agreement, unless the program is not yet available for exhibition. Revenues under domestic and foreign production agreements are recognized as completed episodes are delivered. Deferred revenues consist

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) principally of advance payments received on television contracts for which the program materials are not yet available for broadcast or exploitation.

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

     Television Program Costs

     Television program costs consist of direct production costs, production overhead, capitalized interest and certain exploitation costs, less accumulated amortization. Such costs are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs which are not recoverable from

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the producers' share of revenues are charged to expense as incurred. Television program costs, and estimated total costs of participations and residuals, are amortized under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of remaining gross revenue to be recognized. The use of estimates which may ultimately differ from actual results could materially affect the Company's consolidated financial statements. Such estimates, which are subject to change based on a comparison of actual to estimated information, are re-evaluated quarterly in connection with a review of the Company's inventory of television product, and estimated losses, if any, are provided for in full.

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

     Depreciation and Amortization

     Property and equipment are carried at cost, and depreciation is computed using accelerated and straight line methods over the estimated useful lives of the assets: specifically, thirty years for the Company owned building and ranging from three to ten years for the remaining assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements.

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

     Share Information; Earnings Per Share

     Earnings per share represents the per share income and is computed based on the weighted average common shares outstanding and dilutive common stock equivalents determined using the modified treasury stock method. The fully diluted per share computations for 1997 and 1996 are materially the same as the primary per share computations and accordingly have not been presented.

     Foreign Currency

     The operations of all foreign entities are principally measured in local currencies. Assets and liabilities are translated into United States ("U.S.") dollars using exchange rates in effect at the end of each reporting

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of stockholders' equity.

2. NOTES PAYABLE

     Notes payable and amounts due to banks are comprised of the following:

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997            1996
                                                                     ---------     ------------
                                                                           (IN THOUSANDS)
  Notes payable to banks...........................................  $  74,500       $ 79,000
  10 7/8% Senior Subordinated Notes................................    100,000        100,000
                                                                      --------       --------
                                                                     $ 174,500       $179,000
                                                                      ========       ========

     Restructured Credit Facility

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155,000,000, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, at either: (i) LIBOR plus 1 1/2% (7.19% as of May 1, 1997); or (ii) the Alternate Base Rate (which is the greater of The Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (9.0% as of May 1, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of May 1, 1997, the Company had outstanding borrowings of $78,000,000 under the Restructured Credit Facility, with $55,800,000 available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before the funding of each season of certain television series. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to AAC or as "Foreign Loans" to AAN, subject to borrowing base availability. Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility.

     Senior Subordinated Notes

     On October 11, 1996, the Company issued $100,000,000 of 10 7/8% Senior, Subordinated Notes due 2001 (the "Senior Notes"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semi-annually on each April 15 and October 15 (commencing on April 15, 1997). Proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96,000,000. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

2. NOTES PAYABLE (CONTINUED)
of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

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

3. TELEVISION PROGRAM COSTS

     Costs for television programs are comprised of the following:

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                               ---------     ------------
                                                                     (IN THOUSANDS)
        Released, less accumulated amortization..............  $  93,291       $ 91,746
        In process and development...........................      7,557          2,285
                                                                --------        -------
                                                               $ 100,848       $ 94,031
                                                                ========        =======

     The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the three months ended March 31, 1997 and year ended December 31, 1996 are capitalized interest of $99,000 and $876,000, respectively, and capitalized overhead of $1,770,000 and $5,404,000, respectively.

4. COMMITMENTS AND CONTINGENCIES

     The Company has committed to produce 22 episodes of Baywatch for the 1997/1998 broadcast season having a production budget of approximately $24,000,000. The total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company has exercised its option to cause Atlantis Releasing B.V. ("Atlantis") to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce up to 22 new episodes in each of the two subsequent broadcast seasons, exercisable on or before February 15 of each such subsequent broadcast season. At the end of the next two years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company's share of the total production budget (approximately $640,000 of the $835,000 expected per episode production budget) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales.

     The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $8,000,000. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3,475,000, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales.

     The Company has an option to enter into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day per week talk show program for the 1997/1998 broadcast season entitled the Arthel/Fred Talk Show. The estimated production budget will be approximately $300,000 per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through advertiser sales.

     The Company has entered into a distribution agreement with SAT-1 for the German distribution of 44 episodes of a weekly, one-hour, German language reality show for the 1997/1998 broadcast season. The budget for this Company-produced program is approximately $10,000,000. While the license fee for the program (approximately $11,500,000) is in excess of the budget, there is no assurance that the license fee will cover the actual costs of production.

     Minimum commitments for advances to recording artists at March 31, 1997 amounted to approximately $633,000.

     On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES

                                  (UNAUDITED)
                                 MARCH 31, 1997

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principle resolving all of their various disputes, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

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

     The international broadcast television market is served principally by independent stations and cable and satellite television operators. The Company produces and distributes "local" content programming internationally through its wholly owned subsidiary, AAFI, principally using game and variety show formats acquired as part of the Mark Goodson acquisition or from third parties or AAO principally using talk show formats. License agreements for international programming are typically entered into prior to the commencement of production and generally provide for license fees sufficient to cover the costs of production. While the Company has international production facilities in several countries, AAFI's production activities occur primarily in Germany and the United Kingdom.

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

     In most cases, the Company's domestic and international distribution revenues are based on a percentage of the net revenues derived from cash license fees and/or the sale of advertiser sponsorships. The Company normally advances all distribution costs for items such as advertising, promotion and tape shipping and duplication and recovers such expenses out of program revenues. The Company's fee for distribution is generally between 15% and 35% of net revenues, and its fee for advertising sales representation is generally between 10% and 15% of net revenues. However, each fee arrangement is separately negotiated and may be subject to variation. Amounts remaining in excess of the Company's distribution fees and recoupable expenses (including a portion of the amounts derived from the sale of advertising time) are either remitted in full to the producer from whom the Company obtained the distribution rights, or, if the Company has a profit participation in the program, are shared between the Company and the producer in accordance with a predetermined allocation. In some instances, the Company will make an advance payment to the producer to cover production costs or will guarantee the producer certain minimum license fees. Such advance payments may reduce the Company's distribution fee or result in a loss if sufficient revenues are not generated. For the 1996/1997 and the 1997/1998 broadcast seasons, the Company has made certain commitments to the producers with respect to The Adventures of Sinbad.

     A small number of television programs and musical recordings has historically accounted for a significant portion of the Company's revenues in any given fiscal period. In addition, the Company's television distribution revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.

     Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the Company's dependence on a limited number of projects, risks of expansion, acquisitions and new programming, dependence on key personnel, fluctuation in results of operations, and risks relating to the nature of the entertainment industry, government regulation, competition and control by management. See the relevant discussions elsewhere herein, and the risk factors set forth in the Company's registration statement on Form S-3 as filed with the Securities and Exchange Commission on January 14, 1997, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996:

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Revenues:
          Television.................................................   94.0%     85.9%
          Recorded music and merchandising...........................    6.0      14.1
                                                                       -----     -----
                  Total..............................................  100.0     100.0
        Operating expenses:
          Television.................................................   70.5      61.0
          Recorded music and merchandising...........................    3.5      10.3
          Selling, general and administrative........................    9.9      13.8
          Goodwill amortization......................................    1.8       2.3
                                                                       -----     -----
                  Total..............................................   85.7      87.4
        Other expense, principally interest..........................    6.1       5.2
                                                                       -----     -----
        Income before income taxes...................................    8.2%      7.4%
                                                                       =====     =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues. The Company's total revenues increased by approximately $19.6 million or 41% to $67.7 million for the three months ended March 31, 1997, from $48.1 million for the three months ended March 31, 1996. Revenues from television operations increased to $63.6 million (94% of total revenues) for the three months ended March 31, 1997, from $41.4 million (86% of total revenues) for the three months ended March 31, 1996. Revenues from recorded music and merchandising decreased to $4.1 million (6% of total revenues) for the three months ended March 31, 1997, from $6.8 million (14% of total revenues) for the three months ended March 31, 1996.

     The increase in revenues from television operations of $22.2 million or 54% for the three months ended March 31, 1997, as compared with the three months ended March 31, 1996, was due primarily to increases in AAFI revenues as well as increases in other television distribution revenues.

     Revenues from AAFI increased by $14.3 million or 58% to $38.9 million for the three months ended March 31, 1997, from $24.6 million for the three months ended March 31, 1996. This increase in AAFI revenues was primarily due to increases in revenues from France of $4.9 million and the United Kingdom of $3.6 million. The increased AAFI revenues reflect, in large part, the timing of delivery of programs during the first quarter of 1997 and it is expected that revenues during the balance of the year will be at a level more consistent with historical results. Additionally, revenues from the distribution of Baywatch Nights (currently in its contemplated final season) increased by $5.1 million to $10.2 million for the three months ended March 31, 1997, from $5.1 million for the three months ended March 31, 1996, due to the delivery of 11 episodes in 1997 as compared with 5 episodes in 1996. Additionally, The Adventures of Sinbad contributed $3.8 million for the three months ended March 31, 1997 with no comparable revenues in the 1996 period. Revenues from AAG of $4.4 million (excluding intercompany revenues received from AAFI) for the three months ended March 31, 1997, increased by $0.4 million from $4.0 million (excluding intercompany revenues received from AAFI) for the three months ended March 31, 1996.

     Recorded music and merchandising revenues decreased by $2.7 million or 40% to $4.1 million for the three months ended March 31, 1997, from $6.8 million for the three months ended March 31, 1996. This decrease was primarily attributable to higher sales of new releases in the three months ended March 31, 1996, led by "Weird Al" Yankovic's "Bad Hair Day", as compared with no comparable new releases in the three months ended March 31, 1997.

     The Company has completed principal photography on On The Line, a movie-of-the-week ("MOW") licensed for exhibition on the ABC television network for approximately $3.0 million. The Company has also committed, or plans to commit, to the production and distribution of the Arthel/Fred Talk Show, a daily talk show hosted by Arthel Neville and Fred Roggin; and Ghost Stories, an hour long weekly series. Both programs are presently being cleared on independent television stations and network affiliates for the 1997/1998 broadcast season. Furthermore, AAO, as producer, has entered into an agreement with SAT-1 in Germany for the distribution of a weekly one-hour reality show for license fees of approximately $11.5. In addition to the above programming, the Company has several projects in development including, but not limited to, MOWs and game shows. There is no assurance that the Company's efforts to obtain sufficient clearances with the broadcasters or the Company's development of new programming will be successful.

     Operating Expenses. Total operating expenses increased by $15.9 million or 38% to $58.0 million for the three months ended March 31, 1997, from $42.1 million for the three months ended March 31, 1996, due to an $18.3 million increase in television operating costs corresponding to higher television revenues, increased goodwill amortization and increased selling, general and administrative expenses, including corporate overhead of $0.3 million, partially offset by a $2.6 million reduction in recorded music and merchandising costs corresponding to lower recorded music and merchandising revenues.

     Television expenses, before overhead and goodwill amortization, increased by $18.4 million or 62% to $47.7 million (75% of total television revenues) for the three months ended March 31, 1997, from $29.3 million (71% of total television revenues) for the three months ended March 31, 1996. The increase in television expenses as a percentage of total television revenues was attributable to revenues recognized from programming which has lower gross profit percentages than the overall mix of the Company's other distributed programming in the prior period. Television selling, general and administrative expenses during the three months ended March 31, 1997 of $4.1 million reflect an increase of $0.5 million over the three months ended March 31, 1996 due to planned increases in the Company's television promotion and research departments.

     The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, decreased $2.6 million or 52% to $2.4 million (58% of total recorded music and merchandising revenues) for the three months ended March 31, 1997, from $5.0 million (73% of total recorded music and merchandising revenues) for the three months ended March 31, 1996. The decrease in expenses and improvement in operating margins was due to lower levels of artist advances and recording expenditures during the 1997 period as compared to the 1996 period.

     Operating Income. Total operating income for the Company increased $3.6 million or 60% to $9.7 million for the three months ended March 31, 1997, from $6.1 million for the three months ended March 31, 1996, due to an increase in television and recorded music and merchandising operating income.

     Television operating income was $10.6 million (after the inclusion of goodwill amortization of $1.2 million and selling, general and administrative expenses of $4.1 million) for the three months ended March 31, 1997, as compared to $7.3 million (after the inclusion of goodwill amortization of $1.1 million and selling, general and administrative expenses of $3.6 million) for the three months ended March 31, 1996.

     Operating income from recorded music and merchandising operations increased $0.3 million to a profit of nearly $0.5 million for the three months ended March 31, 1997 (after the inclusion of selling, general and administrative expenses of $1.2 million), from a profit of $0.2 million for the three months ended March 31, 1996 (after the inclusion of selling, general and administrative expenses of $1.6 million). This increase in recorded music and merchandising operating income was primarily attributable to the higher operating margins discussed above.

     Goodwill amortization for the quarter ended March 31, 1997 increased by $0.1 million to nearly $1.2 million, from $1.1 million for the three months ended March 31, 1996. The Company expects to report amortization expense of at least $1.2 million on a quarterly basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the sellers in the Mark Goodson acquisition and the contingent payments, if any, in connection with the acquisition of Orbis Entertainment Company, Inc. (the "Orbis Acquisition"), or in the event of future acquisitions. Through March 31, 1997, the Company has recorded contingent purchase price, in connection with the Mark Goodson acquisition, totaling $12.0 million (including Interpublic's share through December 31, 1995 of $0.9 million).

     Foreign Currency Exchange Gain or Loss. The Company recognized a foreign currency exchange loss of $0.2 million for the three months ended March 31, 1997, as compared to a nominal foreign currency exchange loss for the three months ended March 31, 1996, which resulted from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of March 31, 1997 and 1996, respectively. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to continue to record foreign exchange losses and gains in the future.

     Interest Expense. Interest expense, net of capitalized interest ($0.1 million) and interest income ($0.6 million), increased by $1.4 million to $3.9 million for the three months ended March 31, 1997, from $2.5 million, net of interest capitalized ($0.3 million) and interest income ($0.4 million), for the three months ended March 31, 1996, due to increased borrowings as a result of higher corporate and production borrowings and a higher average cost of borrowing, primarily in connection with the Company's recent issuance of its $100.0 million principal amount, 10 7/8% Senior Subordinated Notes due 2001 (the "Senior Notes"). The Company expects that the general trend of increased interest costs over prior periods will continue in part as a result of the higher interest rates and increased borrowings in connection with continuing production and expansion and the Company's recent issuance of the Senior Notes (see "-- Liquidity and Capital Resources").

     Income Taxes. The Company recorded a tax provision of $2.2 million for the three months ended March 31, 1997, and $1.5 million during the three months ended March 31, 1996, representing effective tax rates of approximately 40% and 42%, respectively.

     Net Income. The net income of $3.3 million for the three months ended March 31, 1997 compares with net income of $2.1 million for the three months ended March 31, 1996. The variance is attributable to matters discussed above. Earnings per share increased to $0.25 per primary and fully diluted share for the three months ended March 31, 1997, as compared to $0.18 per primary and fully diluted share for the three months ended March 31, 1996, due to the quarter to quarter increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase in shares is due to the conversion into Common Stock, upon the Company's call for redemption, of the Company's former Convertible Subordinated Notes partially offset by the Company's repurchase of 528,200 shares of Class B Common Stock in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     This discussion should be read in conjunction with the notes to the condensed consolidated financial statements and the corresponding information more fully described in the Company's Form 10-K for the year ended December 31, 1996.

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations, the issuance of securities and third party and bank financings. The proceeds from these financings were used to finance the Company's operations, including the production of Baywatch, The Adventures of Sinbad and Baywatch Nights, and to pay for general operating expenses.

     On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155.0 million, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four year term. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, at either: (i) LIBOR plus 1 1/2% (7.19% as of May 1, 1997); or (ii) the Alternate Base Rate (which is the greater of The Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (9.0% as of May 1, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of May 1, 1997, the Company had outstanding borrowings of $78.0 million under the Restructured Credit Facility with $55.8 million available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

     The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before funding of each season of the respective series, and such conditions had been previously met for the 1996/1997 broadcast season of Baywatch, Baywatch Nights and The Adventures of Sinbad. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to AAC or as "Foreign Loans" to AAN, subject to borrowing base availability. Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility.

     On October 11, 1996, the Company issued $100.0 million of 10 7/8% Senior, Subordinated Notes due 2001 ("Senior Notes"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semi-annually on each April 15 and October 15 (commencing on April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96.0 million. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

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

     During the three months ended March 31, 1997, the Company generated cash of $12.2 million from its operations, compared with $20.7 million for the three months ended March 31, 1996. The reduction of positive cash flow from operations was due primarily to a net increase in accounts receivable balances as a result of increased sales activity in the current period, principally from AAFI, as compared to a net reduction of accounts receivable balances in the year ago period. The Company used $2.1 million in investing activities during the three months ended March 31, 1997, which is comparable with the year ago period. The Company used $4.5 million in financing activities during the first three months of 1997, down from $8.4 million in the year ago period, primarily due to a decrease in net repayments of borrowings under the Company's credit facilities. While cash flows were positive in the first three months of 1997, the Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, from the Restructured Credit Facility or from outside sources.

     As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming and the continued release of recorded music requiring related marketing, promotion and recording expenses. The expanded production of television programming for the 1997/1998 broadcast season is expected to require the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital, together with anticipated cash flow from operations and other available funding sources, including the Restructured Credit Facility (subject to its continued availability), will be sufficient to meet its working capital needs for at least the next 12 months.

     The Company from time to time considers the acquisition of program rights and the expansion of its business through the acquisition of businesses. Consummation of any such acquisition or other expansion of the business conducted by the Company, if beyond the Company's capital resources, would be subject to the Company securing additional financing to the extent required.

  Television Production and Distribution

     In order to obtain television programming for distribution, the Company may be required to make advance cash payments to the producers of such programming. However, the Company generally attempts to avoid advance payment requirements by making minimum guarantees to producers or owners in connection with the acquisition of television programming. In addition, the Company has obtained letters of credit and other sources of bank financing to facilitate certain programming acquisitions. The Company may acquire domestic or foreign distribution rights to a particular television program in exchange for a minimum guarantee against a specified percentage of future licensing and/or advertising sales revenue less certain costs of distribution. These guarantees are typically subject to delivery of the completed programs. While the Company generally anticipates that it will recoup payments made under its guarantees from licensing fees and sales of advertising time, the Company often is required to make payments under such guarantees in advance of generating revenues and receipts. Any expansion of the Company's business could require the Company to make substantially increased advance payments or provide guarantees to third parties. Further, there is no assurance that such amounts will be recouped by the Company and, if not recouped, that such payments will not have a material adverse effect on the Company. In addition, the Company's working capital requirements in connection with its development and production activities relating to potential television programming are expected to substantially increase as a result of the Orbis Acquisition and the Company's agreement with The Gerber Company, which provides the services of television producer David Gerber to the Company for the purpose of developing and producing television programming. The cost of production of television programming is typically partially offset by foreign, network or pre-sale license fees.

     The Company has committed to produce 22 episodes of Baywatch for the 1997/1998 broadcast season for a production budget of approximately $24.0 million. The total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

     The Company has exercised its option to cause Atlantis Releasing B.V. ("Atlantis") to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce up to 22 new episodes in each of the two subsequent broadcast seasons, exercisable on or before February 15 of each such subsequent broadcast season. At the end of the next two years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company's share of the total production budget (approximately $0.6 million of the $0.8 million expected per episode production budget) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales.

     The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $8.0 million. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3.5 million, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales.

     The Company has an option to enter into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day per week talk show program for the 1997/1998 broadcast season entitled the Arthel/Fred Talk Show. The estimated production budget will be approximately $0.3 million per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; and
(ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through advertiser sales.

     The Company has entered into a distribution agreement with SAT-1 for the German distribution of 44 episodes of a weekly, one-hour, German Language reality show for the 1997/1998 broadcast season. The budget for this Company-produced program is approximately $10.0 million. While the license fee for the program (approximately $11.5 million) is in excess of the budget, there is no assurance that the license fee will cover the actual costs of production.

  Recorded Music Operations

     The Company is responsible for funding all distribution activities, including producing, marketing, promoting and manufacturing recorded music for domestic distribution. In order to perform this responsibility, the Company has significant personnel and other overhead and marketing expenses which require substantial capital.

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

     Minimum contractual commitments to existing artists totaled approximately $0.6 million at March 31, 1997, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

  Inflation

     The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3.7 million plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principle resolving all of their various disputes, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

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

                                          ALL AMERICAN COMMUNICATIONS, INC.

Date: May 15, 1997                        By:      /s/ ANTHONY J. SCOTTI
                                            ------------------------------------
                                            Anthony J. Scotti
                                            Chief Executive Officer


Date: May 15, 1997                        By:       /s/ THOMAS BRADSHAW
                                            ------------------------------------
                                            Thomas Bradshaw,
                                            Chief Financial Officer and
                                              Treasurer (Principal financial
                                              officer and principal accounting
                                              officer)