Form 10-Q
period 1997-06-30
ALL AMERICAN COMMUNICATIONS INC
filed 1997-08-13
CIK 783265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended          June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition from _____________________ to ___________________________



                         Commission File Number 0-14333


                        ALL AMERICAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                       95-3803222
(State of or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

808 Wilshire Boulevard, Santa Monica, California                        90401-1810
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

            As of August 5, 1997, there were 7,019,557 shares of $.0001 par value Common Stock (excluding treasury shares), and 5,149,650 shares of $.0001 par value Common Stock, Class B (excluding treasury shares) outstanding.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                              JUNE 30,       DECEMBER 31,
                                                                                1997             1996
                                                                            -----------      ------------
                                                                            (unaudited)         (Note)
Cash and cash equivalents                                                     $ 38,154         $ 33,858
Trade receivables, less allowances of $3,732 and $3,716 at June 30, 1997
 and December 31, 1996, respectively                                            78,446          106,108
Unbilled receivables, less imputed interest of $697 and $1,078 at June 30,       5,338            3,874
 1997 and December 31, 1996, respectively

Inventory, net                                                                     855              848
Advances to recording artists, net                                                 508              225
Television program costs,  less accumulated  amortization of  $360,658 and
 $322,864 at June 30, 1997 and December 31, 1996, respectively                 110,781           94,031
Property and equipment, less accumulated depreciation and amortization           3,911            4,116


Goodwill, less accumulated amortization of  $10,513 and $8,241 at June 30,
 1997 and December 31, 1996, respectively                                      109,277          106,990
Other                                                                            9,946            9,685
                                                                              --------         --------
Total assets                                                                  $357,216         $359,735
                                                                              ========         ========

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1997           1996
                                                                               -----------    ------------
                                                                               (unaudited)      (Note)
Liabilities:
  Accounts payable                                                              $  12,876     $   9,274
  Accrued expenses                                                                 34,802        35,310
  Royalties payable                                                                 5,455         5,386
  Deferred revenues                                                                 3,527           738
  Due to producers
                                                                                   11,142        13,215

  Participations payable                                                           24,467        26,600
  Notes payable                                                                   174,000       179,000
  Deferred taxes payable                                                            2,242         2,242
                                                                                ---------     ---------
Total liabilities                                                                 268,511       271,765
                                                                                ---------     ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued                            --            --
  Common stock, voting, $.0001 par value, authorized 20,000,000 shares,                 1             1
    issued 6,943,305 and 6,933,713 in 1997 and 1996, respectively (including treasury shares)
  Common stock, Class B non-voting, $.0001 par value, authorized                        1             1
    20,000,000 shares, issued 5,727,850 and 5,720,000 in 1997 and 1996, respectively (including treasury shares)
  Additional paid-in capital                                                       74,626        74,486
  Common stock in treasury, at cost, 30,000 shares of common stock and
    528,200 shares of common stock, Class B in 1997 and 1996                       (5,501)       (5,501)

  Retained earnings                                                                23,198        19,625
  Currency translation adjustment                                                  (3,620)         (642)
                                                                                ---------     ---------

Total stockholders' equity                                                         88,705        87,970
                                                                                ---------     ---------
Total liabilities and stockholders' equity                                      $ 357,216     $ 359,735
                                                                                =========     =========

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                    -----------------------------
                                                                        1997             1996
                                                                    ------------     ------------
                                                                              (unaudited)
Revenues:
  Television                                                        $     31,107     $     30,316
  Recorded music and merchandising                                         5,735            9,029
                                                                    ------------     ------------
                                                                          36,842           39,345
                                                                    ------------     ------------
Expenses:
  Television                                                              21,131           22,107
  Recorded music and merchandising                                         2,983            6,573
  Selling, general and administrative                                      7,594            6,631
  Goodwill amortization                                                    1,084            1,101
                                                                    ------------     ------------
                                                                          32,792           36,412
                                                                    ------------     ------------

Operating income                                                           4,050            2,933

Other income (expense):

  Interest income                                                            956              368
  Interest expense, net of amounts capitalized                            (4,403)          (3,035)
  Other                                                                     (202)              (4)
                                                                    ------------     ------------
                                                                          (3,649)          (2,671)
                                                                    ------------     ------------

Income before provision for income taxes                                     401              262
Provision for income taxes                                                   160              110
                                                                    ------------     ------------

Net income                                                          $        241     $        152
                                                                    ============     ============

Earnings per common and common equivalent shares:
  Net income per share                                              $       0.02     $       0.01
                                                                    ============     ============
  Weighted average number of common and common equivalent shares
    outstanding                                                       13,342,000       12,110,000
                                                                    ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                         1997             1996
                                                                    ------------     -------------
                                                                              (unaudited)
Revenues:
  Television                                                        $     94,707     $     71,673
  Recorded music and merchandising                                         9,810           15,815
                                                                    ------------     ------------
                                                                         104,517           87,488
                                                                    ------------     ------------
Expenses:
  Television                                                              68,845           51,465
  Recorded music and merchandising                                         5,348           11,551
  Selling, general and administrative                                     14,337           13,293
  Goodwill amortization                                                    2,271            2,186
                                                                    ------------     ------------
                                                                          90,801           78,495
                                                                    ------------     ------------

Operating income                                                          13,716            8,993

Other income (expense):

  Interest income                                                          1,537              799
  Interest expense, net of amounts capitalized                            (8,919)          (5,933)
  Other                                                                     (379)             (26)
                                                                    ------------     ------------
                                                                          (7,761)          (5,160)
                                                                    ------------     ------------

Income before provision for income taxes                                   5,955            3,833
Provision for income taxes                                                 2,382            1,610
                                                                    ------------     ------------

Net income                                                          $      3,573     $      2,223
                                                                    ============     ============

Earnings per common and common equivalent shares:
  Net income per share                                              $       0.27     $       0.19
                                                                    ============     ============

  Weighted average number of common and common equivalent shares
    outstanding                                                       13,304,000       11,941,000
                                                                    ============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                            1997             1996
                                                                         ---------         --------
                                                                                 (unaudited)
OPERATING ACTIVITIES
Net income                                                                $  3,573         $  2,223
Adjustments to reconcile net income to net cash provided (used):
  Depreciation and amortization of property, equipment and goodwill          2,628            3,141
  Amortization of television program costs                                  37,794           29,900
  Increase (decrease) in allowance for doubtful accounts                      (349)              17
  Increase in allowance for sales returns                                      310              600
  Increase in make goods reserve                                                55               39
  Decrease in imputed interest discount                                       (381)            (723)
  Changes in operating assets and liabilities:
    Trade receivables, unbilled receivables, inventory and advances to
      recording artists                                                     26,273           43,756
    Additions to television program costs                                  (54,544)         (50,648)
    Accounts payable, accrued expenses and royalties payable                 3,163            4,527
    Due to producers and participations payable                             (4,206)         (11,114)
    Deferred revenues                                                        2,789             (161)
    Other assets                                                              (276)           2,678
                                                                          --------         --------
      Net cash provided by operating activities                             16,829           24,235
                                                                          --------         --------
INVESTING ACTIVITIES
Purchase of property and equipment, net                                       (151)          (1,166)
Contingent earn out from purchase of Mark Goodson Productions, LLC          (4,544)          (3,460)
                                                                          --------         --------
      Net cash used by investing activities                                 (4,695)          (4,626)
                                                                          --------         --------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                        140               --
Proceeds from borrowings                                                    12,500           57,600
Repayments of borrowings                                                   (17,500)         (72,092)
Restricted cash held for repayment of borrowings                                --           (2,282)
                                                                          --------         --------
      Net cash used by financing activities                                 (4,860)         (16,774)
                                                                          --------         --------
Currency translation adjustment                                             (2,978)            (706)
                                                                          --------         --------
Increase in cash                                                             4,296            2,129
Cash and cash equivalents at beginning of period                            33,858           13,126
                                                                          --------         --------
Cash and cash equivalents at end of period                                $ 38,154         $ 15,255
                                                                          ========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                                $  8,560         $  6,126
                                                                          ========         ========
      Income taxes                                                        $  1,834         $  1,331
                                                                          ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

    All American Communications, Inc. ("AAC") and its wholly-owned subsidiaries, All American Television, Inc. ("AATV"), All American Television Production, Inc., ("AATP"), All American Entertainment Industries, Inc. ("AAEI"), All American Fremantle International, Inc. ("AAFI"), All American FDF Holdings, Inc. ("AAFDF"), All American Goodson, Inc. ("AAG"), All American Orbis, Inc. ("AAO"), All American Consumer Merchandising Group, Inc. ("AACM") and All American Netherlands B.V. ("AAN") (and together with their respective direct or indirect subsidiaries collectively, the "Company" or "All American") produce, distribute and market television programs and recorded music both domestically and internationally.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K.

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

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

    Television Program Costs

    Television program costs consist of direct production costs, production overhead, capitalized interest and certain exploitation costs, less accumulated amortization. Such costs are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs which are not recoverable from the producers' share of revenues are charged to expense as incurred. Television program costs, and estimated total costs of participations and residuals, are amortized under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of remaining gross revenue to be recognized. The use of estimates which may ultimately differ from

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

actual results could materially affect the Company's consolidated financial statements. Such estimates, which are subject to change based on a comparison of actual to estimated information, are reevaluated quarterly in connection with a review of the Company's inventory of television product, and estimated losses, if any, are provided for in full.

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

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997


2.  NOTES PAYABLE

    Notes payable and amounts due to banks are comprised of the following:

                                                       JUNE 30,           DECEMBER 31,
                                                         1997                 1996
                                                    --------------       --------------
                                                              (in thousands)
 Notes payable to banks                             $       74,000       $       79,000
 10 7/8% Senior Subordinated Notes                         100,000              100,000
                                                    --------------       --------------
                                                    $      174,000       $      179,000
                                                    ==============       ==============

Restructured Credit Facility

    On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155,000,000, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four-year term. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, at either: (i) LIBOR plus 1 1/2% (7.13% as of August 1, 1997 based on a 30 day LIBOR rate); or (ii) the Alternate Base Rate (which is the greater of The Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (9.0% as of August 1, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of August 1, 1997, the Company had outstanding borrowings of $77,000,000 under the Restructured Credit Facility, with $61,113,000 available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

    The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before the funding of each season of certain television series. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to AAC or as "Foreign Loans" to AAN, subject to borrowing base availability. All outstanding loans as of August 1, 1997 are "Domestic Loans." Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility.

    Senior Subordinated Notes

    On October 11, 1996, the Company issued $100,000,000 of 10 7/8% Senior, Subordinated Notes due 2001 (the "Senior Notes"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semiannually on each April 15 and October 15 (commencing on April 15, 1997). Proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96,000,000. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

    The Indenture imposes certain covenants and conditions upon the Company, including but not limited to restrictions or limits on making certain payments or investments, limits on certain transactions, limits on liens, limits on merger, consolidation and sale of assets, limits on senior subordinated debt, limits on business activities and change of control provisions. In the event that the Company enters into a letter of intent or makes a public announcement during the first 18 months after October 4, 1996 with respect to the sale of all of the Company's capital stock (whether by merger,

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

2.  NOTES PAYABLE (CONTINUED)

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


3.  TELEVISION PROGRAM COSTS

    Costs for television programs are comprised of the following:

                                                         JUNE 30, 1997         DECEMBER 31, 1996
                                                       ----------------        ------------------
                                                                    (in thousands)
 Released, less accumulated amortization               $        104,990        $          91,746
 In process and development                                       5,791                    2,285
                                                       ----------------        -----------------
                                                       $        110,781        $          94,031
                                                       ================        =================

    The Company capitalizes interest, using the Company's effective borrowing rate, and overhead on television programs in production. Included in television program costs for the six months ended June 30, 1997 and year ended December 31, 1996 are: capitalized interest of $406,000 and $876,000, respectively; and capitalized overhead of $3,621,000 and $5,404,000, respectively.


4.  COMMITMENTS AND CONTINGENCIES

    The Company has committed to produce 22 episodes of Baywatch for the 1997/1998 broadcast season having a production budget of approximately $25,000,000. Through August 1, 1997, the Company has commenced production on and expended $8,600,000 toward production of 10 episodes. The total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales.

    The Company has exercised its option to cause Atlantis Releasing B.V. ("Atlantis") to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce a minimum of 22 new episodes in each of the two subsequent broadcast seasons, exercisable on or before February 15 of the year prior to each broadcast season. At the end of the next two years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company's share of the total production budget (approximately $640,000 of the $835,000 expected per episode production budget) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii)

                ALL AMERICAN COMMUNICATIONS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales. Through August 1, 1997, the Company has commenced production on and expended $5,900,000 toward the production of nine episodes.

    The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $8,000,000. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3,475,000, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales. Through August 1, 1997, the Company has commenced production on and expended $2,700,000 toward the production of 11 episodes.

    The Company has entered into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day per week talk show program for the 1997/1998 broadcast season entitled Arthel & Fred. The estimated production budget will be approximately $300,000 per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of:
(i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through advertiser sales. Through August 1, 1997, the Company has expended $543,000 toward production.

    The Company has entered into a distribution agreement with SAT-1 for the German distribution of 44 episodes of a weekly, one-hour, German language reality show for the 1997/1998 broadcast season. The budget for this Company produced program is approximately $10,000,000. While the license fee for the program (approximately $11,500,000) is in excess of the budget, there is no assurance that the license fee will cover the actual costs of production. Through August 1, 1997, the Company has expended $1,700,000 toward production.

    Minimum commitments for advances to recording artists at June 30, 1997 amounted to approximately $430,000.

    On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3,742,000 plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principle as to the dispute, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

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

    The international distribution and exploitation of Baywatch Nights (worldwide), The Adventures of Sinbad (Europe only, including the United Kingdom and excluding Scandinavia), Ghost Stories (worldwide), the Company's movies-of-the-week and a portion of its library of domestic content programming are also handled by AAFI. In addition to producing and distributing Company owned product, AAFI provides television related producer-for-hire and distributor services for a fee.

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

    A small number of television programs and musical recordings have historically accounted for a significant portion of the Company's revenue in any given fiscal period. In addition, the Company's television division revenues have historically been higher in the third and fourth quarters as a result of the commencement of the television season in the fall of each year. A change in a program's production schedule or ratings from period to period or the discontinuation of certain projects may materially adversely affect a given period's results of operations. Therefore, year-to-year results may not be comparable, and results in any quarter may not be indicative of results for an entire year.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the three months ended June 30, 1997 and 1996:

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                         1997                 1996
                                                        ------               ------
Revenues:
   Television                                             84.4 %               77.1 %
   Recorded music and merchandising                       15.6                 22.9
                                                         -------              -------
       Total                                             100.0                100.0
Operating expenses:
   Television                                             57.4                 56.2
   Recorded music and merchandising                        8.1                 16.7
   Selling, general and administrative                    20.6                 16.8
   Goodwill amortization                                   2.9                  2.8
                                                         -------              -------
       Total                                              89.0                 92.5
Other expenses, principally interest                       9.9                  6.8
                                                         -------              -------
Income before income taxes                                 1.1 %                0.7 %
                                                         =======              =======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues. The Company's total revenues decreased by approximately $2.5 million or 6% to $36.8 million for the three months ended June 30, 1997, from $39.3 million for the three months ended June 30, 1996. Revenues from television operations increased to $31.1 million (84% of total revenues) for the three months ended June 30, 1997, from $30.3 million (77% of total revenues) for the three months ended June 30, 1996. Revenues from recorded music and merchandising decreased to $5.7 million (16% of total revenues) for the three months ended June 30, 1997, from $9.0 million (23% of total revenues) for the three months ended June 30, 1996.

    The increase in revenues from television operations of $0.8 million or 3% for the three months ended June 30, 1997, as compared with the three months ended June 30, 1996, was due primarily to the delivery of a television movie of the week and increases in other television distribution revenues, offset by lower AAFI revenues.

    Revenues from On The Line, a television movie of the week, contributed $3.1 million for the three months ended June 30, 1997, as compared with no similar revenues in the three months ended June 30, 1996. Revenues generated by the Company's television distribution operations increased by $1.9 million to $7.4 million for the three months ended June 30, 1997, from $5.5 million for the three months ended June 30, 1996.

    Partially offsetting these increased television revenues was a net decrease in AAFI revenues of $4.7 million to $17.6 million for the three months ended June 30, 1997, from $22.3 million for the three months ended June 30, 1996, due principally to the delivery of additional episodes in Germany in the first quarter of 1997 which resulted in the delivery of fewer episodes in the second quarter of 1997 as compared to the year ago period. The AAFI revenue decline was partially offset by the recognition of $1.9 million from the favorable resolution of production and distribution audit claims in France and the recognition of $1.4 million from the settlement of certain copyright claims against a third party involving international distribution.

    The Company has committed to the production and domestic distribution of the eighth season of Baywatch; the production and distribution of the second season of The Adventures of Sinbad; and the co-production and distribution of new programing consisting of Arthel & Fred a daily talk show hosted by Arthel Neville and Fred Roggin and Ghost Stories, an hour long weekly series. These programs are presently being cleared on independent television stations and network affiliates for the 1997/1998 broadcast season. Furthermore, AAO, as producer, has entered into an agreement with SAT-1 in Germany for the distribution of a weekly one-hour reality show for license fees of approximately $11.5 million. In addition to the above programming, the Company has several projects in development including, but not limited to, television movies of the week and game shows. There is no assurance that the Company's efforts to obtain sufficient clearances with the broadcasters or the Company's development of new programming will be successful.

    Recorded music and merchandising revenues decreased by $3.3 million or 36% to $5.7 million for the three months ended June 30, 1997, from $9.0 million for the three months ended June 30, 1996. This decrease was attributable to the year ago revenue contribution from "Weird Al" Yankovic's platinum selling album Bad Hair Day, as compared with no comparable new releases in the three months ended June 30, 1997.

    Operating Expenses. Total operating expenses decreased by $3.6 million or 10% to $32.8 million for the three months ended June 30, 1997, from $36.4 million for the three months ended June 30, 1996, due principally to a $3.4 million decrease in recorded music and merchandising operating costs discussed below.

    Television expenses, before overhead and goodwill amortization, decreased by $1.0 million or 4% to $21.1 million for the three months ended June 30, 1997, from $22.1 million for the three months ended June 30, 1996. The decrease in television expenses as a percentage of total television revenues resulted primarily from the settlement of certain outstanding claims against a third party as discussed above. Television selling, general and administrative expenses during the three months ended June 30, 1997 of $4.2 million reflect an increase of $0.6 million over the three months ended June 30, 1996 due to planned increases in the Company's television promotion and research departments and expansion of the Company's international operations to include an office in Asia.

    The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, decreased $3.6 million or 55% to $3.0 million for the three months ended June 30, 1997, from $6.6 million for the three months ended June 30, 1996. The decrease in expenses and improvement in operating margins was due to the decrease in revenues and lower levels of artist advances and recording and publishing expenditures during the 1997 period as compared to the 1996 period.

    Operating Income. Total operating income for the Company increased $1.2 million or 38% to $4.1 million for the three months ended June 30, 1997, from $2.9 million for the three months ended June 30, 1996, due to an increase in television operating income.

    Television operating income was $4.6 million (after the deduction of goodwill amortization of $1.1 million and selling, general and administrative expenses of $4.2 million) for the three months ended June 30, 1997, as compared to $3.5 million (after the deduction of goodwill amortization of $1.1 million and selling, general and administrative expenses of $3.6 million) for the three months ended June 30, 1996. This increase in television operating income was primarily attributable to the factors discussed above.

    Operating income from recorded music and merchandising operations increased $0.1 million to $1.0 million for the three months ended June 30, 1997 (after the deduction of selling, general and administrative expenses of $1.7 million), from $0.9 million for the three months ended June 30, 1996 (after the deduction of selling, general and administrative expenses of $1.6 million). This increase in recorded music and merchandising operating income was primarily attributable to the factors discussed above.

    Goodwill amortization for the quarter ended June 30, 1997 remained constant at $1.1 million as compared to the three months ended June 30, 1996. The Company expects to report amortization expense of at least $1.1 million on a quarterly basis as a result of prior acquisitions, subject to increase based upon the amount of contingent purchase price payable to the sellers in the Mark Goodson acquisition and the contingent payments, if any, in connection with the acquisition of Orbis Entertainment Company, Inc. (the "Orbis Acquisition"). Through June 30, 1997, the Company has recorded contingent purchase price, in connection with the Mark Goodson acquisition, totaling $14.6 million (including The Interpublic Group of Companies' share through December 31, 1995 of $0.9 million). As of June 30, 1997, the total remaining contingent earnout payable in connection with the Mark Goodson acquisition, to the extent such earnout is paid within five years from the date of acquisition, is $31.7 million.

    Foreign Currency Exchange Gain or Loss. The Company recognized a foreign currency exchange loss of $0.2 million for the three months ended June 30, 1997, as compared to a nominal foreign currency exchange loss for the three months ended June 30, 1996, which resulted from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. Dollars as of June 30, 1997 and 1996, respectively as a result of the increase in value of the U.S. Dollar. Furthermore, as of June 30, 1997, due to the strengthening dollar against the German Mark and the Great Britain Pound Sterling, the Company has recognized a cumulative charge to stockholders' equity of $3.6 million as compared to $0.6 million at June 30, 1996. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates.
The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to continue to record foreign exchange losses and gains in the future.

    Interest Expense. Interest expense, net of capitalized interest ($0.3 million) and interest income ($1.0 million), increased by $0.7 million to $3.4 million for the three months ended June 30, 1997, from $2.7 million, net of nominal interest capitalized and interest income ($0.4 million), for the three months ended June 30, 1996, due to increased borrowings as a result of higher corporate and production borrowings and a higher average cost of borrowing, primarily in connection with the Company's issuance, in October 1996, of $100.0 million in principal amount of its 10 7/8% Senior Subordinated Notes due 2001 (the "Senior Notes"). The Company expects that the general trend of increased interest costs over prior periods will continue in part as a result of the higher interest rates and increased borrowings in connection with continuing production and the Company's issuance of the Senior Notes ( - see "-- Liquidity and Capital Resources").

    Income Taxes. The Company recorded a tax provision of $0.2 million for the three months ended June 30, 1997, and $0.1 million during the three months ended June 30, 1996, representing effective tax rates of approximately 40% and 42%, respectively.

    Net Income. The net income of $0.24 million for the three months ended June 30, 1997, compares with net income of $0.15 million for the three months ended June 30, 1996. Earnings per share increased to $0.02 per primary and fully diluted share for the three months ended June 30, 1997, as compared to $0.01 per primary and fully diluted share for the three months ended June 30, 1996, due to the quarter to quarter increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase in shares is due to the conversion into Common Stock, upon the Company's call for redemption, of the Company's former Convertible Subordinated Notes partially offset by the Company's repurchase of 528,200 shares of Class B Common Stock in October 1996. Effective July 14, 1997, the Company repurchased, at market prices, 50,000 shares of Common Stock for $17.00 per share and 50,000 shares of Class B Common Stock for $13.50 per share from The Interpublic Group of Companies, Inc. This repurchase will result in a reduction of the actual outstanding number of shares used in the Company's future earnings per share computations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    The following unaudited table sets forth the percentage relationship to total revenues of certain items included in the Company's unaudited condensed consolidated statements of operations for the six months ended June 30, 1997 and 1996:

                                                        SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------
                                                     1997                       1996
                                                   --------                   --------
Revenues:
   Television                                         90.6   %                    81.9  %
   Recorded music and merchandising                    9.4                        18.1
                                                     ---------                   --------
       Total                                         100.0                       100.0
Operating expenses:
   Television                                         65.9                        58.8
   Recorded music and merchandising                    5.1                        13.2
   Selling, general and administrative                13.7                        15.2
   Goodwill amortization                               2.2                         2.5
                                                     ---------                   --------
       Total                                          86.9                        89.7
Other expenses, principally interest                   7.4                         5.9
                                                     ---------                   --------
Income before income taxes                             5.7   %                     4.4  %
                                                     =========                   ========

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Revenues. The Company's total revenues increased by $17.0 million or 19% to $104.5 million for the six months ended June 30, 1997, from $87.5 million for the six months ended June 30, 1996. Revenues from television operations increased to $94.7 million (91% of total revenues) for the six months ended June 30, 1997, from $71.7 million (82% of total revenues) for the six months ended June 30, 1996. Revenues from recorded music and merchandising decreased to $9.8 million (9% of total revenues) for the six months ended June 30, 1997, from $15.8 million (18% of total revenues) for the six months ended June 30, 1996.

    The increase in revenues from television operations of $23.0 million or 32% for the six months ended June 30, 1997, as compared with the six months ended June 30, 1996, was due to increases in revenue described below.

    Revenues from AAFI increased by $9.6 million or 21% to $56.5 million for the six months ended June 30, 1997, from $46.9 million for the six months ended June 30, 1996. This increase in AAFI revenues was primarily due to increases in revenues from France of $8.5 million (including $1.9 million from the favorable resolution of production and distribution audit claims) and the United Kingdom of $4.6 million, partially offset by decreased revenues in Germany. The increased AAFI revenues reflect, in large part, the timing of delivery of programs during the first half of 1997 and are not necessarily indicative of the results for the full year. Additionally, revenues from the distribution of Baywatch Nights (currently in its final season) increased by $4.5 million to $10.3 million for the six months ended June 30, 1997, from $5.8 million for the six months ended June 30, 1996, due to the delivery of 11 episodes in 1997 as compared with five episodes in 1996. Furthermore, The Adventures of Sinbad and the delivery of On The Line, a television movie of the week, contributed $3.8 million and $3.1 million, respectively for the six months ended June 30, 1997 with no comparable revenues in the 1996 period. Revenues from AAG of $7.5 million (excluding intercompany revenues received from AAFI) for the six months ended June 30, 1997, increased by $0.9 million from $6.6 million (excluding intercompany revenues received from AAFI) for the six months ended June 30, 1996.

    Recorded music and merchandising revenues decreased by $6.0 million or 38% to $9.8 million for the six months ended June 30, 1997, from $15.8 million for the six months ended June 30, 1996. This decrease was primarily attributable to the year ago revenue contribution from "Weird Al" Yankovic's platinum selling album Bad Hair Day with no comparable release during the six months ended June 30, 1997.

    Operating Expenses. Total operating expenses increased by $12.3 million or 16% to $90.8 million for the six months ended June 30, 1997, from $78.5 million for the six months ended June 30, 1996, due to a $18.5 million increase in television operating costs corresponding to higher television revenues, and increased selling, general and administrative expenses, partially offset by a $6.5 million reduction in recorded music and merchandising costs corresponding to lower recorded music and merchandising revenues.

    Television expenses, before overhead and goodwill amortization, increased by $17.4 million or 34% to $68.8 million for the six months ended June 30, 1997, from $51.5 million for the six months ended June 30, 1996. Television selling, general and administrative expenses during the six months ended June 30, 1997, of $8.3 million reflect an increase of $1.1 million over the six months ended June 30, 1996 due to planned increases in the Company's television promotion and research departments and expansion of the Company's international operations to include an office in Asia.

    The Company's recorded music and merchandising expenses, before selling, general and administrative expenses, decreased $6.3 million or 54% to $5.3 million for the six months ended June 30, 1997, from $11.6 million for the six months ended June 30, 1996. The decrease in expenses were due to the decrease in revenues and lower levels of artist advances and recording and publishing expenditures during the 1997 period as compared to the 1996 period.

    Operating Income. Total operating income for the Company increased $4.7 million or 53% to $13.7 million for the six months ended June 30, 1997, from $9.0 million for the six months ended June 30, 1996, primarily due to an increase in television operating income.

    Television operating income was $15.3 million (after the deduction of goodwill amortization of $2.3 million and selling, general and administrative expenses of $8.3 million) for the six months ended June 30, 1997, as compared to $10.7 million (after the deduction of goodwill amortization of $2.2 million and selling, general and administrative expenses of $7.3 million) for the six months ended June 30, 1996.

    Operating income from recorded music and merchandising operations increased $0.5 million to a profit of $1.5 million for the six months ended June 30, 1997 (after the deduction of selling, general and administrative expenses of $3.0 million), from a profit of $1.0 million for the six months ended June 30, 1996 (after the deduction of selling, general and administrative expenses of $3.2 million). This increase in recorded music and merchandising operating income was primarily attributable to the factors discussed above.

    Goodwill amortization for the six months ended June 30, 1997 increased by $0.1 million to nearly $2.3 million, from $2.2 million for the six months ended June 30, 1996. The Company expects to continue to report increasing amortization expense as a result of prior acquisitions.

    Foreign Currency Exchange Gain or Loss. The Company recognized a foreign currency exchange loss of $0.4 million for the six months ended June 30, 1997, as compared to a nominal foreign currency exchange loss for the six months ended June 30, 1996, which resulted from the settlement and valuation of certain licensing agreements, denominated in foreign currencies, into U.S. dollars as of June 30, 1997 and 1996, respectively. The Company has historically experienced gains and losses as a result of fluctuations in exchange rates. The Company has not entered into foreign currency swap agreements. To the extent that the Company does not enter into foreign currency swap agreements, the Company can expect to continue to record foreign exchange losses and gains in the future.

    Interest Expense. Interest expense, net of capitalized interest ($0.4 million) and interest income ($1.5 million), increased by $2.3 million to $7.4 million for the six months ended June 30, 1997, from $5.1 million, net of interest capitalized ($0.3 million) and interest income ($0.8 million), for the six months ended June 30, 1996, due to increased borrowings as a result of higher corporate and production borrowings and a higher average cost of borrowing, primarily in connection with the Company's October 1996 issuance of the Senior Notes. The Company expects that the general trend of increased interest costs over prior periods will continue in part as a result of the higher interest rates and increased borrowings in connection with continuing production and expansion and the Company's issuance of the Senior Notes ( - see "-- Liquidity and Capital Resources").

    Income Taxes. The Company recorded a tax provision of $2.4 million for the six months ended June 30, 1997, and $1.6 million during the six months ended June 30, 1996, representing effective tax rates of approximately 40% and 42%, respectively.

    Net Income. The net income of $3.6 million for the six months ended June 30, 1997, compares with net income of $2.2 million for the six months ended June 30, 1996. The variance is attributable to matters discussed above. Earnings per share increased to $0.27 per primary and fully diluted share for the six months ended June 30, 1997, as compared to $0.19 per primary and fully diluted share for the six months ended June 30, 1996, due to the period to period increase in net income (due to the items discussed above) partially offset by an increase in the outstanding number of weighted average common shares and common share equivalents. Such increase in shares is due to the conversion into Common Stock, upon the Company's call for redemption, of the Company's former Convertible Subordinated Notes, partially offset by the Company's repurchase of 528,200 shares of Class B Common Stock in October 1996.


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

    On October 23, 1996, the Company amended and restated its senior secured credit facility (the "Restructured Credit Facility") with a syndicate of lenders led by The Chase Manhattan Bank. The amendment and restatement increased the Company's borrowing capacity up to $155.0 million, subject to borrowing base limitations (as defined in the Restructured Credit Facility) and extended the maturity to a four-year term. Borrowings under the Restructured Credit Facility bear interest, at the Company's option, at either: (i) LIBOR plus 1 1/2% (7.13% as of August 1, 1997 based on a 30 day LIBOR rate); or (ii) the Alternate Base Rate (which is the greater of The Chase Manhattan Bank's Prime Rate, its Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%) plus 1/2% (9.0% as of August 1, 1997), subject to increase by 1/2 of 1% in the event of the Company's failure to satisfy certain financial ratios. As of August 1, 1997, the Company had outstanding borrowings of $77.0 million under the Restructured Credit Facility with $61.1 million available for borrowing. Amounts repaid under the Restructured Credit Facility may be reborrowed, subject to the Company having an adequate borrowing base and meeting the conditions precedent to each borrowing.

    The Restructured Credit Facility imposes a number of financial and other conditions upon the Company, including limitations on indebtedness and changes in lines of business, restrictions on the disposition of assets, restrictions on making certain payments (including dividends), restrictions on acquisitions and certain financial tests, including a minimum net worth test, a leverage test and an interest coverage ratio test. In particular, consummation of significant acquisitions may be subject to obtaining bank consent under the Restructured Credit Facility. Furthermore, certain conditions must be satisfied before the funding of each season of the respective series, and such conditions have been met for the 1997/1998 broadcast season of Baywatch, The Adventures of Sinbad, Ghost Stories and Arthel & Fred. Loans under the Restructured Credit Facility may be made as "Domestic Loans" to AAC or as "Foreign Loans" to AAN, subject to borrowing base availability. All outstanding loans as of August 1, 1997 are "Domestic Loans." Substantially all of the Company's assets (other than real property) are pledged under the Restructured Credit Facility".

    On October 11, 1996, the Company issued $100.0 million in principal amount of 10 7/8% Senior, Subordinated Notes due 2001 (the "Senior Notes"). The Senior Notes are unsecured obligations of AAC which mature October 15, 2001 and bear interest at 10 7/8% per annum, payable semiannually on each April 15 and October 15 (commencing on April 15, 1997). Net proceeds, net of issuance costs and fees, from the issuance of the Senior Notes totaled approximately $96.0 million. The Senior Notes were issued pursuant to an Indenture between the Company and U.S. Trust Company of California, N.A. (the "Indenture"). The Senior Notes are subordinated in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture) of the Company.

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

    During the six months ended June 30, 1997, the Company generated cash of $16.8 million from its operations, compared with $24.2 million for the six months ended June 30, 1996. The reduction of positive cash flow from operations was due primarily to a $3.9 million increase in production spending in the current period and higher collections from the strip syndication of Baywatch in the year ago period. The Company used $4.7 million in investing activities during the six months ended June 1997, which is comparable with the year ago period, principally for the payment of amounts due in connection with the contingent earn out from the Company's acquisition of Mark Goodson. The Company used $4.9 million in financing activities during the first six months of 1997, down from $16.8 million in the year ago period, primarily due to a decrease in net borrowings under the Restructured Credit Facility. While cash flows were positive in the first six months of 1997, the Company expects, from time to time, to experience negative cash flow from operations. Any such uses of cash flows are expected to be funded, pending receipt of anticipated licensing revenues, from the Restructured Credit Facility or from outside sources.

    As described more fully below, the Company will have substantial capital requirements during the next twelve months, principally arising from the acquisition, production and distribution of television programming, and the continued release of recorded music requiring related marketing, promotion and recording expenses. The expanded production of television programming for the 1997/1998 broadcast season is expected to require the Company to incur substantial production costs in advance of generating revenues and receipts. Similarly, the Company plans to incur significant costs associated with its television distribution operations. The Company believes that its existing working capital, together with anticipated cash flow from operations and other available funding sources, including the Restructured Credit Facility (subject to its continued availability), will be sufficient to meet its working capital needs for at least the next twelve months.

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

    The Company has committed to produce 22 episodes of Baywatch for the 1997/1998 broadcast season for a production budget of approximately $25.0 million. Through August 1, 1997, the Company has commenced production on and expended $8.6 million toward the production of 10 episodes. The total production budget is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of the advertiser sales and international sales. As of July 28, 1997, the Company has cleared Baywatch for telecast in approximately 90% of total U.S. television households.

    The Company has exercised its option to cause Atlantis Releasing B.V. ("Atlantis") to produce 22 new episodes of The Adventures of Sinbad for the 1997/1998 broadcast season. In consideration for the Company providing a substantial portion of the production budget, the Company retains exclusive distribution rights to The Adventures of Sinbad in the United States and Europe (including the United Kingdom and excluding Scandinavia). The Company, under certain circumstances, has an annual option to cause Atlantis to produce a minimum of 22 new episodes in each of the two subsequent broadcast seasons, exercisable on or before February 15 of the year prior to each broadcast season. At the end of the next two years, if Atlantis does not exercise its right to continue producing The Adventures of Sinbad, the right to produce the series reverts to the Company. The Company's share of the total production budget (approximately $0.6 million of the $0.8 million expected per episode production budget) is expected to be funded primarily through a combination of: (i) barter advertiser sales; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales. Through August 1, 1997, the Company has commenced production on and expended $5.9 million toward the production of nine episodes. As of July 28, 1997, the Company has cleared The Adventures of Sinbad for telecast in approximately 90% of total U.S. television households.

    The Company has entered into agreements with New Dominion Productions and Bristol-Myers Squibb to produce 22 one-hour episodes of a new series entitled Ghost Stories for the 1997/1998 broadcast season with an estimated aggregate production budget of $8.0 million. The Company's agreement with Bristol-Myers Squibb provides the latter with a substantial portion of the available barter advertiser time for $3.5 million, net of agency commissions. The remaining portion of the production budget is expected to be funded primarily through a combination of: (i) sales of the remaining barter advertiser time; (ii) cash payments from international licensees; and (iii) working capital, pending receipt of license fees and advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through a combination of advertiser sales and international sales. Through August 1, 1997, the Company has commenced production on and expended $2.7 million toward the production of 11 episodes. As of July 28, 1997, the Company has cleared Ghost Stories for telecast in excess of 81% of total U.S. television households.

    The Company has entered into personal service agreements with Arthel Neville and Fred Roggin, for an initial 13 week period with options for subsequent periods, for the production of a five day a week talk show program for the 1997/1998 broadcast season entitled Arthel & Fred. The estimated production budget will be approximately $0.3 million per week for up to 35 weeks. The production budget is expected to be funded primarily through a combination of:
(i) barter advertiser sales; and (ii) working capital, pending receipt of advertiser sales. There is no assurance that the Company will be successful in its efforts to fully fund the production through advertiser sales. Through August 1, 1997, the Company has commenced production on and expended $0.5 million toward production. As of July 28, 1997, the Company has cleared Arthel & Fred for telecast in excess of 73% of total U.S. television households.

    The Company has entered into a distribution agreement with SAT-1 for the German distribution of 44 episodes of a weekly, one-hour, German language reality show for the 1997/1998 broadcast season. The budget for this Company produced program is approximately $10.0 million. While the license fee for the program (approximately $11.5 million) is in excess of the budget, there is no assurance that the license fee will cover the actual costs of production. Through August 1, 1997, the Company has expended $1.7 million toward production.

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

    Minimum contractual commitments to existing artists totaled approximately $0.4 Million at June 30, 1997, and the Company will be required to spend additional sums for recording and marketing expenses for several artists in its current roster.

Inflation

    The Company believes that the impact of inflation has not been significant to its financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On December 12, 1994, Credit Lyonnais Bank Nederland N.V. ("CLBN") made a demand upon SBEI under a Guarantee, dated July 29, 1986 (the "SBEI Guarantee"), for payment of approximately $3.7 million plus interest accrued or costs incurred since November 11, 1994 under a Loan and Security Assignment, dated July 29, 1986, between CLBN and various former subsidiaries of SBEI relating to the discontinued motion picture operations of the Company. In a letter dated December 22, 1994, SBEI rejected the foregoing demand based upon, among other reasons, the following: (i) that in a January 1993 agreement, CLBN agreed to release all liens and any interests in any property or assets of SBEI, which in effect released SBEI from any obligations under the SBEI Guarantee; (ii) the loan purportedly guaranteed has been repaid; and (iii) SBEI is not a party to and was not bound by a material amendment to the above-referenced Loan and Security Assignment. The Company and CLBN have reached a settlement agreement in principle as to the dispute, although there is no assurance that such settlement will be consummated. While the Company believes that SBEI has good and meritorious defenses with respect to the SBEI Guarantee and any related claims by CLBN, and that the ultimate outcome of this matter will not result in a material adverse effect on the Company's financial condition or results of operations, there is no assurance that the Company ultimately will prevail.

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


                                ALL AMERICAN COMMUNICATIONS, INC.




Date:  August 13, 1997           By /s/ Anthony J. Scotti
                                     ------------------------------------------
                                     Anthony J. Scotti,
                                     Chief Executive Officer



Date:  August 13, 1997           By /s/ Thomas Bradshaw
                                     ------------------------------------------
                                     Thomas Bradshaw,
                                     Chief Financial Officer and Treasurer
                                     (Principal financial officer and principal
                                     accounting officer)